Form 10-K
period 2020-12-31
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2021-02-26
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From _____________________ to __________________.

Commission file number 001-32265 (American Campus Communities, Inc.)
Commission file number 333-181102-01 (American Campus Communities Operating Partnership LP)

AMERICAN CAMPUS COMMUNITIES, INC.
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP
(Exact name of registrant as specified in its charter)

American Campus Communities, Inc.	Maryland	76-0753089
American Campus Communities Operating Partnership LP	Maryland	56-2473181
	(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

12700 Hill Country Blvd., Suite T-200, Austin, TX	78738
(Address of Principal Executive Offices)	(Zip Code)

(512) 732-1000
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	ACC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

American Campus Communities, Inc.	Yes	☒	No	☐
American Campus Communities Operating Partnership LP	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

American Campus Communities, Inc.	Yes	☐	No	☒
American Campus Communities Operating Partnership LP	Yes	☐	No	☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

American Campus Communities, Inc.	☒
American Campus Communities Operating Partnership LP	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

American Campus Communities, Inc.	Yes	☐	No	☒
American Campus Communities Operating Partnership LP	Yes	☐	No	☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $3,534,887,720 based on the last sale price of the common equity on June 30, 2020 which is the last business day of the Company’s most recently completed second quarter.

There were 137,641,145 shares of the Company’s common stock with a par value of $0.01 per share outstanding as of the close of business on February 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2020 of American Campus Communities, Inc. and American Campus Communities Operating Partnership LP.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code, and references to “ACCOP” mean American Campus Communities Operating Partnership LP, a Maryland limited partnership.  References to the “Company,” “we,” “us,” or “our” mean collectively ACC, ACCOP, and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:
The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of December 31, 2020, ACC Holdings held an ownership interest in ACCOP of less than less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2020, ACC owned an approximate 99.6% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”), and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of ACCOP (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in ACCOP.  Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of ACCOP issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-K of the Company and the Operating Partnership into this single report provides the following benefits:

•enhances investors’ understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and
•creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

ACC consolidates ACCOP for financial reporting purposes, and ACC essentially has no assets or liabilities other than its investment in ACCOP. Therefore, the assets and liabilities of the Company and the Operating Partnership are the same on their respective financial statements. However, the Company believes it is important to understand the few differences between the Company and the Operating Partnership in the context of how the entities operate as a consolidated company. All of the

Company’s property ownership, development and related business operations are conducted through the Operating Partnership. ACC also issues public equity from time to time and guarantees certain debt of ACCOP. ACC does not have any indebtedness, as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.  Except for the net proceeds from ACC’s equity offerings, which are contributed to the capital of ACCOP in exchange for OP Units on a one-for-one common share per OP Unit basis, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include, but are not limited to, the Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its credit facility, the issuance of unsecured notes, and proceeds received from the disposition of certain properties.  Noncontrolling interests, stockholders’ equity, and partners’ capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The noncontrolling interests in the Operating Partnership’s financial statements consist of the interests of unaffiliated partners in various consolidated joint ventures. The noncontrolling interests in the Company’s financial statements include the same noncontrolling interests at the Operating Partnership level and OP Unitholders of ACCOP. The differences between stockholders’ equity and partners’ capital result from differences in the type of equity issued at the Company and Operating Partnership levels.

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
FOR THE YEAR ENDED DECEMBER 31, 2020

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of December 31, 2020, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2020, ACC owned an approximate 99.6% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements. References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.

As of December 31, 2020, our total owned and third-party managed portfolio included 206 properties with approximately 141,100 beds.

Business Objectives, Investment Strategies, and Operating Segments

Business Objectives

Our primary business objectives are to create long-term stockholder value by deploying capital to develop, redevelop, acquire and operate student housing communities, and to sell communities when they no longer meet our long-term investment strategy and when market conditions are favorable.  We believe we can achieve these objectives by continuing to implement our investment strategies and successfully manage our operating segments, which are described in more detail below. Our business objectives align with our commitment to corporate responsibility, in which we focus on creating healthy, sustainable environments with a sense of community and connection, giving back to the communities we serve, and investing in our employees.

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

Management Philosophy: Our management philosophy is based upon meeting the following objectives:

•Satisfying the specialized needs of residents by providing the highest levels of customer service;
•Developing and maintaining an academically oriented environment via a premier residence life/student development program;
•Maintaining each project’s physical plant in top condition;
•Maximizing revenue through the development and implementation of a strategic annual marketing plan and leasing administration program; and
•Maximizing cash flow through maximizing revenue coupled with prudent control of expenses.

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

In 2018, we expanded our ACE program and executed an agreement to develop a ten-phase purpose-built housing project serving student interns participating in the highly competitive Disney College Program (“Disney College Program”). This project offers natural synergies with our other ACE projects and exploits our core competency of housing college students.  The $614.6 million living-learning community will include ACC-designed units offering a variety of configurations and price points providing privacy and individuality for college student participants. The development will also include a centralized 25,000-square-foot Disney Education Center located on site, offering college accredited coursework allowing participants to earn credit hours transferable to their respective universities.  The first and second phases of the of the project were delivered in May and August 2020, respectively, and the remaining phases are anticipated to be delivered from 2021-2023. Due to the disruption associated with COVID-19, the Disney College Program is temporarily suspended, and although we are marketing the community to a broader rental market, we are experiencing diminished financial performance for this project as compared to original expectations. The project’s future financial results will be affected by the duration of the suspension of the Disney College Program, with potential offsets by any success we experience in leasing the community to a broader rental market until such time as the Disney College Program is reinstated and the project achieves normalized occupancy levels.

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

Our Commitment to Environmental, Social and Governance (“ESG”) Factors

Corporate responsibility is fundamental to the Company’s mission to consistently provide every resident and team member with an environment conducive to healthy living, personal growth, academic achievement, and professional success. This mission drives our ESG vision of creating healthy, sustainable environments with a sense of community and connection by giving back, investing in our employees, and driving long-term value for all stakeholders.

To further our ESG vision, the Company created an ESG Committee comprised of employees of the Company, including our president, and engaged a third-party ESG consultant to assist in our efforts. Additional information regarding the Company’s ESG initiatives, including a Letter of Commitment to ESG, may be found online at www.ESG.AmericanCampus.com. The information contained on our website, including the Letter of Commitment to ESG, is not a part of or incorporated into this report.

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

Human Capital Resources

As of December 31, 2020, we had approximately 2,988 employees, consisting of 399 corporate employees and 2,589 employees at our owned, managed, and on-campus participating properties.

Purpose and Culture: Our company values are centered around people. We care deeply about our residents. Serving students well requires engaged, passionate, and diverse team members, so we’ve created an award-winning culture that fosters growth and rewards achievement. Service is also deeply embedded into our culture: we give back to the communities in which we live and work.

In 2020, we earned a Great Places to Work™ certification with a total of 97% of the employees surveyed saying ACC is a great place to work. Our employee compensation and benefits packages are designed to competitively compensate all employees for their contributions, and our Culture Committee conducts regular internal communications, volunteer events, and activities that help to ensure we are attracting and retaining employees that share our passion. Our employees are not currently represented by a labor union.

Diversity and Inclusion: We are proud that our ACC team represents the diversity of the residents and communities we serve, as roughly half of our team members are minorities and half are female. In addition, we are overseen by a Board of Directors a third of whose members are diverse by race or gender. We strive to have an inclusive culture where all know their unique voices will be valued. We have recently formed a diversity and inclusion taskforce to oversee the execution of our goals over the long term.

Our Diversity and Inclusion Statement

ACC’s founding vision states, “Our people are our strength, achieving success through a dedication to excellence and integrity.” Our people are devoted to a culture of inclusion, diversity, and equality in the workplace and our communities.

Our company and our student communities are defined and strengthened by the belief that every individual and their experience adds value and enhances our position as an industry leader and university partner.

We take responsibility to intentionally execute an evolving set of goals specific to inclusion, diversity, and accountability, driven by empathetic leadership and embraced by all.

We have a Code of Conduct for employees and residents that includes policies on diversity, equity and inclusion, and antidiscrimination. Additionally, ACC is a signatory for the CEO Impact Pledge to further diversity, equity, and inclusion initiatives.

Training and Professional Development: Our management team supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions.

We’ve built a comprehensive employee development program with opportunities at every career stage. We connect employees with plans tailored to their goals, and offer a range of trainings, mentoring, and conferences through ACC University and other programs. Employees are auto-enrolled for the appropriate courses when they are hired for or promoted into new positions.

Our Inside Track program provides top-performing student workers and community-level team members with the development needed to become general managers. Inside Track consists of intensive training and a six-month mentoring program emphasizing residence life, human resource management, business operations, marketing and leasing, facilities, and career development.

COVID-19 Response: ACC executed a coordinated response to the COVID-19 pandemic that ensured our teams were supported. There were no furloughs or layoffs at any of our owned properties or at our corporate headquarters. We maintained our benefits and provided five additional days of paid time-off for those who came in contact or were infected with COVID-19, in addition to sick time and paid time-off provided under our regular policy. We also implemented enhanced safety protocols in the workspace, provided remote working options and conducted virtual move-in / move-out and leasing processes for residents and staff to minimize personal contact onsite at our communities. Finally, our senior management team reallocated additional cash incentive compensation to our field-level staff who tirelessly supported our residents during the pandemic.

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Act of 1934, as amended, are available free of charge in the "Investor Relations" section of our website, www.americancampus.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our website also contains copies of our Corporate Governance Guidelines and Code of Business Ethics as well as the charters of our Nominating and Corporate Governance, Audit, Compensation, Strategic Planning and Risk, and Capital Allocation committees.  The information on our website is not part of this filing.

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

COVID-19, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, has currently resulted in a widespread health crisis, which has adversely affected international, national and local economies and financial markets generally, and continues to have an unprecedented effect on many businesses, including the student housing industry. The discussions below, including without limitation statements with respect to outlooks of future operating performance and liquidity, are subject to the future effects of the COVID-19 pandemic and the global responses to curb its spread, which continue to evolve daily. As such, the full magnitude of the pandemic and its ultimate effect on our results of operations, cash flows, financial condition, and liquidity for future years is uncertain at this time.

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

Beginning in April 2020, our operations began to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. All of the colleges and universities our properties serve canceled in-person classes for the remainder of the 2020 spring and summer term and many closed their on-campus residence halls or encouraged students living in on-campus residence halls to return to their permanent residences for the remainder of the spring term and in some cases for the summer term. Also, a wide range of restrictions on physical movement imposed by governmental entities to limit the spread of COVID-19 have been in effect. While our properties have remained open throughout the pandemic, as a result of these actions, we experienced significant decreases in students physically occupying their units at many of our properties during the spring and summer terms. During this time, we waived all late fees, online payment fees and financial-related eviction proceedings temporarily and worked with residents and families who endured financial hardship on a case by case basis through our Resident Hardship Program. In certain circumstances, we provided financial assistance, including rent abatements and/or early lease terminations at both our off-campus and on-campus properties, based on individual university policies. In addition, we transitioned property tours and other leasing activities for the 2020/2021 academic year to virtual experiences. Furthermore, we experienced cancellations of summer camps, conferences and other events, which impacted revenue we typically earn during the summer months at certain of our properties.

August and September 2020 marked the beginning of the 2020/2021 academic year, with students’ housing decisions and preferences being affected by the continued uncertainty associated with COVID-19, which resulted in our experiencing diminished leasing results. As of September 30, 2020, the beginning of the 2020/2021 academic year, our total owned property portfolio was 89.9% occupied, which compares to 97.4% occupancy as of September 30, 2019, the beginning of the 2019/2020 academic year. As such, as we progress through the current academic year, we anticipate reduced revenue as compared to prior years due to the lower occupancy at our properties. Additionally, in certain locations, governmental orders continue to restrict us from charging late fees and proceeding with financial eviction proceedings, which have and could continue to adversely affect our revenue. We also continue to administer our Resident Hardship program and any additional rent abatements provided through the program will additionally adversely affect our revenue. Finally, should the colleges or universities that our properties serve decide to cancel classes due to a resurgence of COVID-19 cases or additional governmental actions restricting physical movement, we expect we would experience further adverse effects. The above factors also continue to affect the properties we manage under third-party management agreements, and because the management fees we earn are typically based on the properties’ revenue, we anticipate reduced management fee revenue from this business segment throughout the 2020/2021 academic year and possibly for future academic years. Any adverse effect on revenues could affect our ability to make distributions to stockholders and unitholders and service indebtedness, which could be material.

A significant number of the locations in which we conduct business have been subject to varying levels of ongoing “shelter in place” or “stay at home” orders adopted by state and local authorities. This resulted in a temporary closing of our corporate headquarters and other offices and the implementation of travel restrictions, all of which disrupted how we operate our business. We have taken steps to allow our workforce to render critical business functions remotely. Many of these measures were deployed for the first time and there is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter some of the common risks associated with employees accessing data and systems remotely.

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

The COVID-19 pandemic has impacted the capital markets and could impact our cost of borrowing. Also, the pandemic may pose risks arising from market liquidity and credit concerns. Any deterioration of the capital markets could cause our income and expense to vary from expectations. As of December 31, 2020, we had no impairment charges associated with our long-term real estate investments, but we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our real estate portfolio will remain materially unimpaired. While we were in compliance with all debt covenants for both secured and unsecured indebtedness as of December 31, 2020, the economic disruption caused by the COVID-19 pandemic could affect our future ability to remain in compliance with our debt covenants, depending on the ultimate impact to the valuation of collateral and any additional financing we obtain to meet our liquidity needs. In addition, our credit ratings given by Moody’s and Standard & Poor’s are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality and sustainability of cash flow and earnings. If we are unable to maintain our current credit ratings due to the COVID-19 pandemic or other changes in market conditions, the cost of funds under our credit facilities and our liquidity and access to capital markets would be adversely affected.

The COVID-19 pandemic and the responses to curb its spread continue to evolve daily. As such, it is uncertain as to the full magnitude of the pandemic on our results of operations, cash flows, financial condition, or liquidity for future periods. In addition, many of the other risk factors described within this Form 10-K may be more likely to impact us as a result of the COVID-19 pandemic and the responses to curb its spread.

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

University enrollment can be affected by a number of factors including, but not limited to, the current macroeconomic environment, the COVID-19 pandemic and the universities’ response to curb its spread, students’ ability to afford tuition and/or the availability of student loans, competition for international students, the impact of visa requirements for international students, higher demand for distance education, budget constraints that could limit a University’s ability to attract and retain students, any degradation in a university’s reputation and reports of crime or other negative publicity regarding the safety of the students residing on, or near, the university. If a University’s enrollment were to significantly decline as a result of these or other factors, our ability to achieve our leasing targets and thus our properties’ financial performance could be adversely affected.

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

We intend to continue to develop and construct student housing. These activities include a number of risks, which may include the following:

•we may be unable to obtain financing on favorable terms or at all;
•we may not complete development projects on schedule, within budgeted amounts or in conformity with building plans and specifications, and if we fail to complete the construction of a property on schedule, we may be required to provide alternative housing to the students with whom we have signed leases, which would result in our incurring significant expenses, and may result in students attempting to terminate their leases, which may adversely affect occupancy at such property for the applicable academic year;
•we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations;
•occupancy and rental rates at newly developed or renovated properties may fluctuate depending on a number of factors, including market and economic conditions, and may reduce or eliminate our return on investment;
•we may become liable for injuries and accidents occurring during the construction process and for environmental liabilities, including off-site disposal of construction materials;
•we may decide to abandon our development efforts if we determine that continuing the project would not be in our best interests; and
•we may encounter strikes, weather, government regulations and other conditions beyond our control.

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

Our future growth will be in part dependent upon our ability to successfully acquire new properties on favorable terms. With respect to recently acquired properties, and as we acquire additional properties, we will continue to be subject to risks associated with managing new properties, including lease-up and integration risks. Acquired properties may not perform as expected and may have characteristics or deficiencies unknown to us at the time of acquisition. Future acquisition opportunities may not be available to us on terms that meet our investment criteria or we may be unsuccessful in capitalizing on such opportunities. Our ability to acquire properties on favorable terms and successfully operate them involves the following significant risks:

•our potential inability to acquire a desired property may be caused by competition from other real estate investors;
•competition from other potential acquirers may significantly increase the purchase price and decrease expected yields;
•we may be unable to finance an acquisition on favorable terms or at all;
•we may have to incur significant unexpected capital expenditures to improve or renovate acquired properties;
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;
•market conditions may result in higher than expected costs and vacancy rates and lower than expected rental rates; and
•we may acquire properties subject to liabilities but without any recourse, or with only limited recourse, to the sellers, or with liabilities that are unknown to us, such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of our properties and claims for indemnification by members, directors, officers and others indemnified by the former owners of our properties.

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

We may not be able to recover pre-development costs for new developments.

University systems and educational institutions typically award us development services contracts on the basis of a competitive award process, but such contracts are typically executed following the formal approval of the transaction by the institution’s governing body. In the intervening period, we may incur significant pre-development and other costs in the expectation that the development services contract will be executed. If an institution’s governing body does not ultimately approve our selection and the terms of the pending development contract, we may not be able to recoup these costs from the institution and the resulting losses could be substantial. Also, we anticipate that we will, from time to time, elect not to proceed with ongoing development projects. If we elect not to proceed with a development project, the development costs associated therewith will ordinarily be charged against income for the then-current period. Any such charge could have a material adverse effect on our results of operations in the period in which the charge is taken.

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

In addition to tax laws, we are subject to laws and regulations affecting our operations in a number of areas. Changes in these laws and regulations, including, among others, additional healthcare reform, employment law reform such as the enactment of federal overtime exemption regulations, and financial and disclosure reform such as revisions to the Dodd-Frank Act and related SEC rulemaking, or the enactment of new laws or regulations, may increase our costs. Also, compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, which may further increase the cost of compliance and doing business. We cannot predict whether, when, in what forms, or with what effective dates, laws, regulations, and administrative interpretations applicable to us or our stockholders may be changed. Any such change may significantly affect our liquidity and results of operations, as well as the value of our shares. In addition, the properties in our portfolio are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. Furthermore, existing requirements could change and require us to make significant unanticipated expenditures that would materially and adversely affect us.

Our collection, processing, storage, use and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy or security breaches.

We collect, process, store, use and transmit a large volume of personal data, including, for example, to process lease transactions for our residents, and regarding or employees and our financial and strategic information. Personal data is increasingly subject to legal and regulatory protections, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The European Commission also has adopted the General Data Protection Regulation (GDPR). These data protection laws and regulations are intended to protect the privacy and security of personal data. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. We also risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with, applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of personal data. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data and new data handling requirements that conflict with or negatively impact our business practices.

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

Our ability to satisfy our financial obligations and make expected distributions to our security holders depends on our ability to generate cash revenues in excess of expenses and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include:

•risks associated with the COVID-19 pandemic, as discussed above;
•general economic conditions;
•rising level of interest rates;
•local oversupply, increased competition or reduction in demand for student housing;
•inability to collect rent from tenants;
•vacancies or our inability to rent beds on favorable terms;
•inability to finance property development and acquisitions on favorable terms;
•increased operating costs, including insurance premiums, utilities, and real estate taxes;
•costs of complying with changes in governmental regulations;

•the relative illiquidity of real estate investments;
•decreases in student enrollment at particular colleges and universities;
•changes in university policies related to admissions and housing; and
•changing student demographics.

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

•risks associated with the COVID-19 pandemic, as discussed above;
•general market conditions;
•our current debt levels and the number of properties subject to encumbrances;
•our current performance and the market’s perception of our growth potential;
•our cash flow and cash distributions; and
•the market price per share of our common stock.

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

As of December 31, 2020, our total consolidated indebtedness was approximately $3.6 billion (excluding unamortized mortgage debt premiums and discounts and original issue discounts). Our debt service obligations expose us to the risk of default and reduce or eliminate cash resources that are available to operate our business or pay distributions that are necessary to maintain our qualification as a REIT. There is no limit on the amount of indebtedness that we may incur except as provided by the covenants in our corporate-level debt. We may incur additional indebtedness to fund future property development, acquisitions and other working capital needs, which may include the payment of distributions to our security holders. The amount available to us and our ability to borrow from time to time under our corporate-level debt is subject to certain conditions and the satisfaction of specified financial and other covenants. If the income generated by our properties and other assets fails to cover our debt service, we would be forced to reduce or eliminate distributions to our stockholders and may experience losses.

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

Our level of debt and the operating limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•we may default on our scheduled principal payments or other obligations as a result of insufficient cash flow or otherwise;
•with respect to debt secured by our properties, the lenders or mortgagees may foreclose on such properties and receive an assignment of rents and leases, and foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code; and
•compliance with the provisions of our debt agreements, including the financial and other covenants, such as the maintenance of specified financial ratios, could limit our flexibility and a default in these requirements, if uncured, could result in a requirement that we repay indebtedness, which could severely affect our liquidity and increase our financing costs.

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

Our variable rate debt exposes us to risks associated with rising interest rates, including as a result of changes in LIBOR reporting practices or the method in which LIBOR is determined, which could adversely affect our cash flows.

As of December 31, 2020, we had outstanding approximately $704.8 million of fixed and variable rate debt that was indexed to the London Interbank Offered Rate (“LIBOR”). We may incur additional debt indexed to LIBOR in the future. The Financial Conduct Authority that regulates LIBOR previously announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and the administrator of LIBOR announced its intention to cease the publication of the one week and two month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. There is significant uncertainty with respect to how the phase-out will be implemented and what alternative index will be adopted, which will ultimately be determined by the market as a whole. It therefore remains uncertain how such changes will be implemented and the effects such changes would have on us and the financial markets generally. These changes may have a material adverse impact on the availability of financing and on our financing costs. Also, increases in interest rates on variable rate debt would increase our interest expense and the cost of refinancing existing debt and incurring new debt, unless we make arrangements that hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to equity holders.

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

The market price and volume of our common stock will fluctuate due not only to general stock market conditions but also to the risk factors discussed above and below and the following:

•operating results that vary from the expectations of securities analysts and investors;
•investor interest in our property portfolio;
•the reputation and performance of REITs;
•the attractiveness of REITs as compared to other investment vehicles;

•our financial condition and the results of our operations;
•the perception of our growth and earnings potential;
•dividend payment rates and the form of the payment;
•increases in market interest rates, which may lead purchasers of our common stock to demand a higher yield; and
•changes in financial markets and national economic and general market conditions.

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

We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes under the Internal Revenue Code. If we lose our REIT status, we will face serious tax consequences that would substantially reduce or eliminate the funds available for investment and for distribution to security holders for each of the years involved, because:

•we would not be allowed a deduction for dividends to security holders in computing our taxable income and such amounts would be subject to federal income tax at regular corporate rates;
•we also could be subject to increased state and local taxes; and
•unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

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

Certain provisions contained in our charter and bylaws and the Maryland General Corporation Law may discourage a third-party from making a tender offer or acquisition proposal to us. If this were to happen, it could delay, deter or prevent a change in control or the removal of existing management. These provisions also may delay or prevent the security holders from receiving a premium for their securities over then-prevailing market prices. These provisions include:

•the REIT ownership limit described above;
•authorization of the issuance of our preferred shares with powers, preferences or rights to be determined by our board of directors;
•the right of our board of directors, without a stockholder vote, to increase our authorized shares and classify or reclassify unissued shares;
•advance-notice requirements for stockholder nomination of directors and for other proposals to be presented to stockholder meetings; and
•the requirement that a majority vote of the holders of common stock is needed to remove a member of our board of directors for “cause.”

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

Item 1B.  Unresolved Staff Comments

There were no unresolved comments from the staff of the SEC at December 31, 2020.

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

These properties are included in the Owned Properties and On-Campus Participating Properties segments discussed in Item 1 and Note 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.  We own fee title to all of these properties except for properties subject to ground/facility leases and our on-campus participating properties, as discussed more fully in Note 2 and Note 14 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.  All dollar amounts in this table and others herein, except bed, unit, and per bed amounts, are stated in thousands unless otherwise indicated.

Property (1)	Year Built (2)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2020 Revenue (3)		Average Monthly Base Rental Revenue/ Bed (4)		# of Units	# of Beds

OWNED PROPERTIES
Same Store Owned Properties (5)
The Callaway House College Station	1999	Mar-01	Texas A&M University	9	$8,713	(6)	$1,645	(6)	173	538
The Village at Science Drive	2000	Nov-01	The University of Central Florida	12	6,562		741		192	732
University Village at Boulder Creek	2002	Aug-02	The University of Colorado at Boulder	12	4,304		1,140		82	309
University Village	2004	Aug-04	California State University - Fresno	12	2,774		580		105	406
University Village	2004	Aug-04	Temple University	12	5,769		678		220	749
University Club Apartments	1999	Feb-05	University of Florida	12	2,552		565		94	376
City Parc at Fry Street	2004	Mar-05	University of North Texas	12	3,107		692		136	418
Entrada Real	2000	Mar-05	University of Arizona	12	2,093		561		98	363
University Village at Sweethome	2005	Aug-05	State University of New York at Buffalo	12	6,989		722		269	828
University Village	1991	Mar-06	Florida State University	12	3,783		513		217	716
Royal Village	1996	Mar-06	University of Florida	12	3,686		683		118	448
Royal Lexington	1994	Mar-06	The University of Kentucky	12	2,440		570		94	364
Raiders Pass	2001	Mar-06	Texas Tech University	12	4,153		415		264	828
Aggie Station	2003	Mar-06	Texas A&M University	12	3,010		551		156	450
The Outpost	2005	Mar-06	University of Texas – San Antonio	12	5,241		610		276	828
Callaway Villas	2006	Aug-06	Texas A&M University	12	4,475		554		236	704
The Village on Sixth Avenue	1999	Jan-07	Marshall University	12	3,728		445		248	752
Newtown Crossing	2005	Feb-07	University of Kentucky	12	6,984		639		356	942
Olde Towne University Square	2005	Feb-07	University of Toledo	12	3,754		607		224	550
Peninsular Place	2005	Feb-07	Eastern Michigan University	12	3,224		568		183	478
University Centre	2007	Aug-07	Rutgers University, NJIT	12	6,592		791		234	838
The Summit & Jacob Heights	2004	Jun-08	Minnesota State University	12	5,083		466		258	930
GrandMarc Seven Corners	2000	Jun-08	University of Minnesota	12	4,469		701		186	440
Aztec Corner	2001	Jun-08	San Diego State University	12	6,087		808		180	606
The Tower at Third	1973	Jun-08	University of Illinois	12	3,168		729		188	375
Willowtree Apartments and Tower	1970	Jun-08	University of Michigan	12	7,162		687		473	851

Property (1)	Year Built (2)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2020 Revenue (3)		Average Monthly Base Rental Revenue/ Bed (4)		# of Units	# of Beds
University Pointe	2004	Jun-08	Texas Tech University	12	$4,163		$515		204	682
University Trails	2003	Jun-08	Texas Tech University	12	4,257		516		240	684
Campus Trails	1991	Jun-08	Mississippi State University	12	2,119		418		156	480
University Crossings (ACE)	2003	Jun-08	Drexel University	12	8,971		554		260	1,016
Vista del Sol (ACE)	2008	Aug-08	Arizona State University	12	19,754		816		613	1,866
Villas at Chestnut Ridge	2008	Aug-08	State Univ. of New York at Buffalo	12	5,194		806		196	552
Barrett Honors College (ACE)	2009	Aug-09	Arizona State University	10	11,869		1,002		604	1,721
Sanctuary Lofts	2006	Jun-10	Texas State University	12	4,151		718		201	485
The Edge - Charlotte	1999	Nov-10	UNC - Charlotte	12	4,218		602		180	720
University Walk	2002	Nov-10	UNC - Charlotte	12	3,570		622		120	480
Uptown	2004	Nov-10	University of North Texas	12	3,569		678		180	528
2nd Avenue Centre	2008	Dec-10	University of Florida	12	7,903		763		274	868
Villas at Babcock	2011	Aug-11	University of Texas – San Antonio	12	4,551		556		204	792
Lobo Village (ACE)	2011	Aug-11	University of New Mexico	12	5,369		503		216	864
Villas on Sycamore	2011	Aug-11	Sam Houston State University	12	4,558		567		170	680
26 West	2008	Dec-11	University of Texas at Austin	12	13,780		1,039		367	1,026
Avalon Heights	2002	May-12	University of South Florida in Tampa	12	6,177		710		210	754
University Commons	2003	Jun-12	Univ. of Minnesota in Minneapolis	12	4,490		630		164	480
Casas del Rio (ACE)	2012	Aug-12	University of New Mexico	10	2,710		583		283	1,028
The Suites (ACE)	2013	Aug-12	Northern Arizona University	10	5,198		765		439	878
Hilltop Townhomes (ACE)	2012	Aug-12	Northern Arizona University	12	5,395		766		144	576
U Club on Frey	2013	Aug-12	Kennesaw State University	12	7,238		709		216	864
Campus Edge on UTA Boulevard	2012	Aug-12	University of Texas - Arlington	12	3,229		624		128	488
U Club Townhomes on Marion Pugh	2012	Aug-12	Texas A&M University	12	4,408		581		160	640
Villas on Rensch	2012	Aug-12	State Univ. of New York at Buffalo	12	5,533		815		153	610
The Village at Overton Park	2012	Aug-12	Texas Tech University	12	3,978		533		163	612
Casa de Oro (ACE)	2012	Aug-12	Arizona State University	10	1,638		752		109	365
The Villas at Vista del Sol (ACE)	2012	Aug-12	Arizona State University	12	4,265		882		104	400
The Block	2008	Aug-12	The University of Texas at Austin	12	16,868		945		669	1,555
University Pointe at College Station (ACE)	2012	Sep-12	Portland State University	12	6,424		663		282	978
309 Green	2008	Sep-12	University of Illinois	12	4,006		785		110	416
The Retreat	2012	Sep-12	Texas State University	12	6,564		677		187	780
Lofts54	2008	Sep-12	University of Illinois	12	1,446		661		43	172
Campustown Rentals	1982	Sep-12	University of Illinois	12	3,933		431		264	746
Chauncey Square	2011	Sep-12	Purdue University	12	4,387		906		158	386
Texan & Vintage	2008	Sep-12	The University of Texas at Austin	12	3,717		993		124	311
The Castilian	1967	Sep-12	The University of Texas at Austin	10	6,611	(6)	1,361	(6)	371	623
Bishops Square	2002	Sep-12	Texas State University	12	2,416		646		134	315
Union	2006	Sep-12	Baylor University	12	723		577		54	120
922 Place	2009	Sep-12	Arizona State University	12	5,091		848		132	468

Property (1)	Year Built (2)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2020 Revenue (3)		Average Monthly Base Rental Revenue/ Bed (4)		# of Units	# of Beds
Campustown	1997	Sep-12	Iowa State University	12	$8,181		$566		452	1,217
River Mill	1972	Sep-12	University of Georgia	12	3,491		643		243	461
The Province	2011	Nov-12	UNC - Greensboro	12	5,208		643		219	696
RAMZ Apartments on Broad	2004	Nov-12	Virginia Commonwealth University	12	1,931		781		88	172
The Lofts at Capital Garage	2000	Nov-12	Virginia Commonwealth University	12	768		500		36	144
25Twenty	2011	Nov-12	Texas Tech University	12	3,987		626		249	562
The Province	2009	Nov-12	University of Louisville	12	6,429		649		366	858
The Province	2010	Nov-12	Rochester Institute of Technology	12	7,965		823		336	816
5 Twenty Four and 5 Twenty Five Angliana	2010	Nov-12	University of Kentucky	12	7,000		551		376	1,060
The Province	2009	Nov-12	University of South Florida	12	8,163		709		287	947
U Pointe Kennesaw	2012	Nov-12	Kennesaw State University	12	5,956		673		216	795
The Cottages of Durham	2012	Nov-12	University of New Hampshire	12	6,191		873		141	619
University Edge	2012	Dec-12	Kent State University	12	4,774		688		201	608
The Lodges of East Lansing	2012	Jul-13	Michigan State University	12	9,091		772		364	1,049
7th Street Station	2012	Jul-13	Oregon State University	12	2,721		784		82	309
The Callaway House - Austin	2013	Aug-13	The University of Texas at Austin	10	13,956	(6)	2,396	(6)	219	753
Manzanita Hall (ACE)	2013	Aug-13	Arizona State University	10	5,037		962		241	816
University View (ACE)	2013	Aug-13	Prairie View A&M University	10	2,214		721		96	336
U Club Townhomes at Overton Park	2013	Aug-13	Texas Tech University	12	3,066		567		112	448
601 Copeland	2013	Aug-13	Florida State University	12	2,637		763		81	283
The Townhomes at Newtown Crossing	2013	Aug-13	University of Kentucky	12	4,531		628		152	608
Chestnut Square (ACE)	2013	Sep-13	Drexel University	12	9,045		804		220	861
Park Point	2008	Oct-13	Rochester Institute of Technology	12	9,377		804		300	924
U Centre at Fry Street	2012	Nov-13	University of North Texas	12	5,299		768		194	614
Cardinal Towne	2010	Nov-13	University of Louisville	12	4,965		649		255	545
Merwick Stanworth (ACE)	2014	Jul-14	Princeton University	12	7,642		1,146		325	595
Plaza on University	2014	Aug-14	University of Central Florida	12	13,173		790		364	1,313
U Centre at Northgate (ACE)	2014	Aug-14	Texas A&M University	12	6,179		646		196	784
University Walk	2014	Aug-14	University of Tennessee	12	4,635		696		177	526
U Club on Woodward	2014	Aug-14	Florida State University	12	7,819		689		236	944
Park Point	2010	Feb-15	Syracuse University	12	3,192		1,218		66	226
1200 West Marshall	2013	Mar-15	Virginia Commonwealth University	12	3,804		854		136	406
8 1/2 Canal Street	2011	Mar-15	Virginia Commonwealth University	12	4,916		773		160	540
Vistas San Marcos	2013	Mar-15	Texas State University	12	5,462		742		255	600
Crest at Pearl	2014	Jun-15	University of Texas at Austin	12	4,175		1,051		141	343
U Club Binghamton	2005	Jun-15	SUNY Binghamton University	12	12,362		832		326	1,272
160 Ross	2015	Aug-15	Auburn University	12	5,320		719		182	642
The Summit at University City (ACE)	2015	Sep-15	Drexel University	12	12,619		688		351	1,315
2125 Franklin	2015	Sep-15	University of Oregon	12	6,779		753		192	734
University Crossings	2014	Aug-16	University of North Carolina - Charlotte	12	4,471		696		187	546

Property (1)	Year Built (2)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2020 Revenue (3)	Average Monthly Base Rental Revenue/ Bed (4)	# of Units	# of Beds
U Club on 28th	2016	Aug-16	University of Colorado	12	$6,121	$1,238	100	398
Currie Hall (ACE)	2016	Aug-16	University of Southern California	12	7,175	1,337	178	456
University Pointe (ACE)	2016	Aug-16	University of Louisville	12	3,979	624	134	531
Fairview House (ACE)	2016	Aug-16	Butler University	10	3,900	748	107	633
U Club Sunnyside	2016	Aug-16	West Virginia University	12	4,443	654	134	534
Stadium Centre	2016	Aug-16	Florida State University	12	14,204	780	558	1,383
U Point	2016	Oct-16	Syracuse University	12	1,718	875	54	163
The Arlie	2016	Apr-17	University of Texas Arlington	12	4,061	667	169	598
TWELVE at U District	2014	Jun-17	University of Washington	12	7,495	1,523	283	384
The 515	2015	Aug-17	University of Oregon	12	4,888	809	183	513
State	2013	Aug-17	Colorado State University	12	5,378	700	220	665
Tooker House (ACE)	2017	Aug-17	Arizona State University	10	9,825	947	429	1,594
SkyView (ACE)	2017	Aug-17	Northern Arizona University	12	5,933	766	163	626
University Square (ACE)	2017	Aug-17	Prairie View A&M University	10	3,354	762	143	466
U Centre on Turner	2017	Aug-17	University of Missouri	12	7,230	789	182	718
U Pointe on Speight	2017	Aug-17	Baylor University	12	4,727	558	180	700
21Hundred at Overton Park	2017	Aug-17	Texas Tech University	12	7,550	522	296	1,204
The Suites at Third	2017	Aug-17	University of Illinois	12	2,420	787	63	251
Callaway House Apartments	2017	Aug-17	University of Oklahoma	12	7,991	692	386	915
U Centre on College	2017	Aug-17	Clemson University	12	4,518	838	127	418
The James	2017	Sep-17	University of Wisconsin - Madison	12	10,669	944	366	850
Bridges @ 11th	2015	Oct-17	University of Washington	12	4,697	1,715	184	258
Hub U District Seattle	2017	Nov-17	University of Washington	12	4,209	1,434	111	248
David Blackwell Hall (ACE)	2018	Aug-18	University of California, Berkeley	10	5,556	1,515	412	780
Gladding Residence Center (ACE)	2018	Aug-18	Virginia Commonwealth University	10	10,700	808	592	1,524
Irvington House (ACE)	2018	Aug-18	Butler University	10	3,770	672	197	648
Greek Leadership Village (ACE)	2018	Aug-18	Arizona State University	10	8,001	918	498	957
NAU Honors College (ACE)	2018	Aug-18	Northern Arizona University	10	4,536	770	318	636
U Club Townhomes at Oxford	2018	Aug-18	University of Mississippi	12	2,691	439	132	528
Hub Ann Arbor	2018	Aug-18	University of Michigan	12	4,861	1,361	124	310
The Jack	2018	Aug-18	Northern Arizona University	12	5,364	830	198	591
Campus Edge on Pierce	2018	Aug-18	Purdue University	12	5,091	861	289	598
Subtotal - Same Store Owned Properties					$775,929	$747	30,576	92,193

New Owned Properties
2019 and 2020 Completed Development Projects
191 College	2019	Jul-19	Auburn University	12	$5,143	$838	127	495
LightView (ACE)	2019	Aug-19	Northeastern University	12	14,287	1,598	214	825
University of Arizona Honors College (ACE)	2019	Aug-19	University of Arizona	10	9,498	990	319	1,056
The Flex at Stadium Centre	2019	Aug-19	Florida State University	12	3,268	759	78	340

Property (1)	Year Built (2)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2020 Revenue (3)		Average Monthly Base Rental Revenue/ Bed (4)	# of Units	# of Beds
959 Franklin	2019	Sep-19	University of Oregon	12	$5,057		$941	230	443
Currie Hall Phase II (ACE)	2020	Jul-20	University of Southern California	12	1,356		1,223	95	272
Manzanita Square (ACE)	2020	Aug-20	San Francisco State University	12	2,618		1,435	169	584
Disney College Program Phases I-II (ACE)	2020	May-20/Aug-20	Walt Disney World® Resort	Various	56		597	408	1,627

Projects Under Development
Disney College Program Phases III-X (ACE)	2020-23	Multiple	Walt Disney World® Resort	Various	—		—	2,206	8,813
Subtotal – New Owned Properties					$41,283		$1,102	3,846	14,455
TOTAL – OWNED PROPERTIES					$817,212	(7)	$759	34,422	106,648

ON-CAMPUS PARTICIPATING PROPERTIES
University Village & University Village Northwest at Prairie View	1998	Aug-98	Prairie View A&M University	9	$10,793		$695	648	2,064
University Village at Laredo	1997	Aug-97	Texas A&M International University	9	1,632		761	84	250
University College at Prairie View	2001	Aug-00	Prairie View A&M University	9	7,197		659	756	1,470
Cullen Oaks	2003	Aug-01	The University of Houston	9	5,901		987	411	879
College Park	2014	Aug-14	West Virginia University	12	4,383		653	224	567
TOTAL - ON-CAMPUS PARTICIPATING PROPERTIES					$29,906		$723	2,123	5,230
GRAND TOTAL- ALL PROPERTIES					$847,118		$758	36,545	111,878
(1)A number of our properties consist of two or more phases that are counted separately in the property portfolio numbers disclosed in Item 7 and Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.
(2)For properties with multiple phases, the year built represents the weighted average year based on the number of beds delivered each year.
(3)Includes base rental revenue and other income, which includes, but is not limited to, utility income, damages, parking income, summer conference rent, application fees, income from retail tenants, etc. Other income also includes the provision for uncollectible accounts.
(4)Average monthly rental revenue per bed is calculated based upon our base rental revenue earned during the year ended December 31, 2020 divided by average monthly occupied beds over the lease term.
(5)Our same store owned portfolio represents properties that were owned and operated by us for the full years ended December 31, 2019 and 2020, which are not conducting or planning to conduct substantial development, redevelopment or repositioning activities, and are not classified as held for sale as of December 31, 2020.
(6)As rent at this property includes food services, revenue is not comparable to the other properties in this table.
(7)Excludes revenues from properties disposed of during the year ended December 31, 2020 and revenues from four land parcels with non-student housing structures that were acquired by the Company with the intention of ultimately demolishing them in order to build student housing projects. These projects are currently in predevelopment and generated revenues of approximately $0.8 million during the year ended December 31, 2020.

Occupancy information for our property portfolio for the year ended and as of December 31, 2020 is set forth below:

	2020 Weighted Average Occupancy (1)	Occupancy as of December 31, 2020
OWNED PROPERTIES
Same store properties (2)	89.3%	90.2%
New properties	67.4%	61.1%
TOTAL – OWNED PROPERTIES	88.3%	88.5%

ON-CAMPUS PARTICIPATING PROPERTIES	67.8%	87.7%
(1)Average occupancy is calculated based on the average number of occupied beds for the year ended December 31, 2020 divided by total beds. For properties with typical lease terms shorter than 12 months, average occupancy includes the impact of significantly lower occupancy during the summer months. Average occupancy for properties which commenced operations during 2020 is calculated based on the period these properties were operational during 2020.
(2)Our same store owned portfolio represents properties that were owned and operated by us for the full years ended December 31, 2019 and 2020, which are not conducting or planning to conduct substantial development, redevelopment or repositioning activities, and are not classified as held for sale as of December 31, 2020.

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

Refer to the Litigation section of Note 15 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for additional discussion.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ACC.”  As of February 19, 2021, there were approximately 160 holders of record, 68,967 beneficial owners of the Company’s common stock and 137,641,145 shares of common stock outstanding. The number of holders does not include individuals or entities who beneficially own shares that are held by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

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

Item 6.  Removed and Reserved

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company and Our Business

Overview

We are one of the largest owners, managers, and developers of high quality student housing properties in the United States.  We are a fully integrated, self-managed, and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing, and management of student housing properties.  Refer to Item 1 contained herein for additional information regarding our business objectives, investment strategies, and operating segments.

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

Below is a summary of our property portfolio as of December 31, 2020:

Property portfolio	Properties	Beds
Owned operating properties
Off-campus properties	126	70,221
On-campus ACE (1) (2)	33	27,614
Subtotal – operating properties	159	97,835

Owned properties under development
On-campus ACE (2) (3)	1	8,813
Subtotal – properties under development	1	8,813

Total owned properties	160	106,648

On-campus participating properties	6	5,230

Total owned property portfolio	166	111,878

Managed properties	40	29,221
Total property portfolio	206	141,099

(1)Includes two properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.
(2)Includes 33 properties operated under ground/facility leases with 16 university systems and one property operated under a ground/facility lease with Walt Disney World® Resort that consists of ten phases, two of which were delivered in May and August 2020, and the remaining phases to be delivered from 2021 to 2023.
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

Development

Owned Development Projects Recently Completed

During the year ended December 31, 2020, the final stages of construction were completed for the ACE properties summarized in the table below:

Project	Location	Primary University / Market Served	Beds	Total Project Cost	Construction Completed

Disney College Program Phase I (1)	Orlando, FL	Walt Disney World® Resort	778	$61,600	May 2020
Currie Hall Phase II (2)	Los Angeles, CA	Univ. of Southern California	272	41,600	July 2020
Disney College Program Phase II (1)	Orlando, FL	Walt Disney World® Resort	849	46,900	August 2020
Manzanita Square (2)	San Francisco, CA	San Francisco State Univ.	584	129,300	August 2020
			2,483	$279,400
(1)The first and second phases of the Disney College Program were delivered in May and August 2020, respectively, and the remaining phases are anticipated to be delivered from 2021-2023. The Disney College Program is temporarily suspended, and although we are marketing the community to a broader rental market, we are experiencing diminished financial performance for this project as compared to original expectations. The project’s future financial results will be affected by the duration of the suspension of the Disney College Program, with potential offsets by any success we experience in leasing the community to a broader rental market until such time as the Disney College Program is reinstated and the project achieves normalized occupancy levels.
(2)Due to university operating policies related to COVID-19, initial occupancy levels for these new developments were below those initially anticipated, and at this time the Company expects to meet the targeted stabilized development yields upon a return to normalcy on the respective campuses.

Owned Development Project Under Construction

At December 31, 2020, we were in the process of constructing one ACE property at Walt Disney World® Resort housing college students participating in the Disney College Program, which will be delivered in multiple phases from 2021 to 2023 and is summarized in the table below:

Project	Location	Primary University / Market Served	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Completion

Disney College Program Phases III-V	Orlando, FL	Walt Disney World® Resort	3,369	$190,400	$180,096	Jan, May & Aug 2021
Disney College Program Phases VI - VIII	Orlando, FL	Walt Disney World® Resort	3,235	193,000	127,986	Jan, May & Aug 2022
Disney College Program Phases IX-X	Orlando, FL	Walt Disney World® Resort	2,209	122,700	55,522	Jan & May 2023
			8,813	$506,100	$363,604

The Disney College Program, whose participants the project was designed to house, is temporarily suspended, and although we are marketing the community to a broader rental market, we are experiencing diminished financial performance for this project as compared to original expectations. The project’s future financial results will be affected by the duration of the suspension of the Disney College Program, with potential offsets by any success we experience in leasing the community to a broader rental market until such time as the Disney College Program is reinstated and the project achieves normalized occupancy levels.

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

Third-Party Development and Management Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations, and others. During the year ended December 31, 2020, the final stages of construction were completed on the properties summarized in the following table:

Project	Location	Primary University / Market Served	Beds	Total Fees	Construction Completed

University View II	Prairie View, TX	Prairie View A&M University	540	$2,500	August 2020
Dundee Residence Hall and Glasgow Dining Hall	Riverside, CA	University of California, Riverside	820	5,000	August 2020
			1,360	$7,500

As of December 31, 2020, we were under contract on two third-party development projects that are currently under construction and whose fees total $9.7 million.  As of December 31, 2020, fees of approximately $3.1 million remained to be earned by the Company with respect to these projects, which have scheduled completion dates in 2021 and 2022.

As of December 31, 2020, we also provided third-party management and leasing services for 40 properties that represented approximately 29,200 beds.

Critical Accounting Policies and Estimates

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

Impairment of Long-Lived Assets

Management assesses on a property-by-property basis whether there are any indicators that the value of our real estate assets held for use may be impaired. This analysis is performed at least annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. The estimation of expected future net cash flows uses estimates, including capitalization rates and growth rates, which are inherently uncertain and rely on assumptions regarding current and future economics and market conditions. While we believe our estimates of future cash flows are reasonable, and they incorporate any potential financial effects resulting from COVID-19, different assumptions regarding these factors could significantly affect these estimates. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property, thereby reducing our net income. Management also performs a periodic assessment to determine which of our properties are likely to be sold prior to the end of their estimated useful lives. For those probable sales, an impairment charge is recorded for any excess of the carrying amount of the property over the estimated fair value less estimated selling costs, thereby reducing our net income.

Operating Lease Liabilities and Right of Use Assets

We have ground and office operating lease agreements in which we are the lessee. In accordance with lease accounting guidance, we are required to recognize a liability to account for our future obligations under these operating leases, and a corresponding right-of-use asset. The lease liability is measured based on the present value of the future minimum lease payments. The right-of-use asset is measured based on the corresponding lease liability, adjusted for initial direct leasing costs and any other consideration exchanged with the lessor prior to the commencement of the lease. The right-of-use asset is included in the impairment of long-lived assets analysis discussed above.

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

Results of Operations

COVID-19, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, affected our results of operations for year ended December 31, 2020, as more fully described below. However, for the reasons described previously, the Company is unable to predict the full magnitude of the pandemic and its effect on our results for future years. The most significant factors affecting the Company’s future results of operations include: (1) the level of lease terminations and rent refunds and/or abatements granted to student and commercial tenants; (2) economic hardship experienced by student and commercial tenants and its ultimate effect on rent collections and thus the provision for uncollectible accounts; (3) any reduction to revenues from our third-party development and management services segments due to canceled or delayed third-party development projects or reduced revenues at our third-party managed properties; (4) the amount of revenue earned from summer camps and conferences; (5) the impact of any stimulus payments that may be received by the Company, our tenants, and/or our University partners under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and any future similar governmental actions; (6) any increase in, or reduction to, operating expenses as a result of the pandemic; and (7) the success of our leasing activities for the 2021/2022 academic year, which could be impacted by consumer sentiments as the COVID-19 pandemic continues to evolve.

Comparison of the Years Ended December 31, 2020 and 2019

The following table presents our results of operations for the years ended December 31, 2020 and 2019, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2020	2019	Change ($)	Change (%)
Revenues
Owned properties	$818,298	$877,565	$(59,267)	(6.8)%
On-campus participating properties	29,906	36,346	(6,440)	(17.7)%
Third-party development services	7,543	13,051	(5,508)	(42.2)%
Third-party management services	12,436	12,936	(500)	(3.9)%
Resident services	2,401	3,144	(743)	(23.6)%
Total revenues	870,584	943,042	(72,458)	(7.7)%

Operating expenses (income)
Owned properties	378,454	390,664	(12,210)	(3.1)%
On-campus participating properties	13,521	15,028	(1,507)	(10.0)%
Third-party development and management services	21,700	19,915	1,785	9.0%
General and administrative	36,874	31,081	5,793	18.6%
Depreciation and amortization	267,703	275,046	(7,343)	(2.7)%
Ground/facility leases	13,513	14,151	(638)	(4.5)%
(Gain) loss from disposition of real estate, net	(48,525)	53	(48,578)	(91,656.6)%
Provision for impairment	—	17,214	(17,214)	(100.0)%
Total operating expenses	683,240	763,152	(79,912)	(10.5)%

Operating income	187,344	179,890	7,454	4.1%

Nonoperating income (expenses)
Interest income	2,939	3,686	(747)	(20.3)%
Interest expense	(112,507)	(111,287)	(1,220)	1.1%
Amortization of deferred financing costs	(5,259)	(5,012)	(247)	4.9%
(Loss) gain from extinguishment of debt	(4,827)	20,992	(25,819)	(123.0)%
Other nonoperating income	3,507	—	3,507	100.0%
Total nonoperating expenses	(116,147)	(91,621)	(24,526)	26.8%

Income before income taxes	71,197	88,269	(17,072)	(19.3)%
Income tax provision	(1,349)	(1,507)	158	(10.5)%
Net income	69,848	86,762	(16,914)	(19.5)%

Net loss (income) attributable to noncontrolling interests	2,955	(1,793)	4,748	(264.8)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$72,803	$84,969	$(12,166)	(14.3)%

Same Store and New Property Operations

We define our same store property portfolio as owned properties that were owned and operating for both of the full years ended December 31, 2020 and December 31, 2019, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale as of December 31, 2020. It also includes the full operating results of properties owned through joint ventures in which the company has a controlling financial interest and which are consolidated for financial reporting purposes.

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

A reconciliation of our same store, new property, and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties			Sold/Other Properties (1)			Total - All Properties
	Year Ended December 31,		Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2020	2019	2020		2019	2020	2019		2020	2019
Number of properties (2)	152	152	7	(3)	5	1	5	(4)	160	162
Number of beds (2)	92,193	92,193	5,642		3,159	901	2,911		98,736	98,263

Revenues (5)	$775,929	$841,523	$42,069		$15,693	$2,701	$23,493		$820,699	$880,709
Operating expenses	$359,553	$371,926	$17,520		$7,400	$1,381	$11,338		$378,454	$390,664
(1)Does not include the allocation of payroll and other administrative costs related to corporate management and oversight. Includes professional fees related to the operation of consolidated joint ventures that are included in owned properties operating expenses in the accompanying consolidated statements of comprehensive income.
(2)Does not include properties under construction or undergoing redevelopment.
(3)Does not include the Walt Disney World® Resort project which is counted as one property under development and consists of ten phases, two of which were delivered in 2020, with the remaining to be delivered from 2021 to 2023.
(4)Includes properties sold in 2019 and 2020 and one property transferred to the lender in July 2019 in settlement of its mortgage loan.
(5)Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties: The decrease in revenue from our same store properties was primarily due to the following impacts of COVID-19: (i) approximately $18.7 million in rent refunds and/or early lease terminations was provided to tenants at our on-campus ACE properties and certain off-campus residence halls; (ii) approximately $13.6 million in rent that was forgiven as part of our Resident Hardship Program for residents and families who experienced financial hardship due to COVID-19; (iii) approximately $19.5 million as a result of lost summer camp and conference revenue, waived fees, an increase in the provision for uncollectible accounts resulting from rent delinquencies, and other items related to COVID-19; and (iv) the reduced level of occupancy achieved from the 2020/2021 academic year lease-up, which resulted in a decrease of 3.7% in weighted average occupancy from 93.0% during the year ended December 31, 2019, to 89.3% for the year ended December 31, 2020.

The decrease in operating expenses for our same store properties was primarily due to the following factors which resulted from COVID-19: (i) a decrease in general and administrative expenses due to the cancellation of non-essential travel as well as reduced payments made to university partners due to lower COVID-19 driven occupancies; (ii) a decrease in marketing expenses due to the reduction of in-person marketing activities during the pandemic; and (iii) lower utilities expense resulting from decreased occupancy-based usage.

New Property Operations:  Our new properties for the year ended December 31, 2020 include development properties that completed construction and opened for operations in Fall 2019 and 2020, as well as two phases at our Disney College Program project which completed construction in 2020. These properties are summarized in the table below:

Property	Location	Primary University / Market Served	Beds	Opening Date / Construction Completed

191 College	Auburn, AL	Auburn University	495	August 2019
LightView (ACE)	Boston, MA	Northeastern University	825	August 2019
University of Arizona Honors College (ACE)	Tucson, AZ	University of Arizona	1,056	August 2019
The Flex at Stadium Centre	Tallahassee, FL	Florida State University	340	August 2019
959 Franklin	Eugene, OR	University of Oregon	443	September 2019
Disney College Program Phase I (ACE)	Orlando, FL	Walt Disney World® Resort	778	May 2020
Currie Hall Phase II	Los Angeles, CA	Univ. of Southern California	272	July 2020
Disney College Program Phase II (ACE)	Orlando, FL	Walt Disney World® Resort	849	August 2020
Manzanita Square	San Francisco, CA	San Francisco State Univ.	584	August 2020
		Total - New Properties	5,642

On-Campus Participating Properties (“OCPP”) Operations

As of December 31, 2020, we had six on-campus participating properties containing 5,230 beds. Revenues from these properties decreased by $6.4 million, from $36.3 million for the year ended December 31, 2019, to $29.9 million for the year ended December 31, 2020. This decrease was primarily due to an 8.5% decrease in average occupancy as a result of COVID-19, from 76.3% for the year ended December 31, 2019, to 67.8% for the year ended December 31, 2020 as well as the universities’ decisions to provide rent abatements to tenants during the latter part of the 2019/2020 academic year.

Operating expenses at these properties decreased by $1.5 million, from $15.0 million for the year ended December 31, 2019, to $13.5 million for the year ended December 31, 2020. This decrease was primarily due to decreases in payroll, maintenance, and utilities as a result of decreased occupancy at the properties due to COVID-19.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $5.6 million, from $13.1 million during the year ended December 31, 2019, to $7.5 million for the year ended December 31, 2020.  The decrease was primarily due to fewer third-party development projects under construction during the year ended December 31, 2020, as compared to the year ended December 31, 2019. During the year ended December 31, 2020 we had four projects under construction with an average contractual fee of $4.3 million, as compared to eight projects under construction during the year ended December 31, 2019 with an average contractual fee of $4.1 million. The decrease was also due to the closing of bond financing and commencement of construction of the first phase of the North District at University of California, Riverside and the closing and commencement of construction of our ninth phase at Prairie View A&M University during the prior year, which contributed approximately $5.6 million in revenue for the year ended December 31, 2019, as compared to the commencement of construction of the Capitol Campus Housing project at Georgetown University during the current year, which contributed approximately $1.8 million in revenue.

Development services revenues are dependent on our ability to successfully be awarded such projects, the amount of the contractual fee related to the project, and the timing and completion of the development and construction of the project. In addition, to the extent projects are completed under budget, we may be entitled to a portion of such savings, which are recognized as revenue when performance has been agreed upon by all parties, or when performance has been verified by an independent third-party. It is possible that projects for which we have deferred pre-development costs will not close and that we will not be reimbursed for such costs. The pre-development costs associated therewith will ordinarily be charged against income for the then-current period.

Third-Party Management Services Revenue

Third-party management services revenue decreased by approximately $0.5 million, from $12.9 million during the year ended December 31, 2019, to $12.4 million for the year ended December 31, 2020. The decrease is primarily due to decreased revenue at our managed properties resulting from COVID-19, upon which our management fees are based. This decrease was offset by additional revenue associated with the Disney College Program management contract which began in April 2019. As the project's facilities manager, the Company is responsible for the operations and maintenance of the project. Because of the Company’s role in funding payroll costs for on-site personnel and certain other operating costs at the properties, accounting guidance requires the management fee for this project to be recorded on a gross basis in the Company’s consolidated financial statements. Revenues from this management contract totaled $3.9 million for the year ended December 31, 2020 as compared to $3.3 million for the year ended December 31, 2019.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $1.8 million, from $19.9 million during the year ended December 31, 2019, to $21.7 million for the year ended December 31, 2020. The increase was primarily due to a $0.7 million write-off of a receivable from a previously completed development project that was deemed uncollectible, a $0.7 a million increase in reimbursed payroll and other costs from the Disney College Program management contract which began in April 2019, and a $0.4 million increase in the provision for uncollectible accounts related to accounts receivable from third-party development and management projects.

General and Administrative

General and administrative expenses increased by approximately $5.8 million, from $31.1 million during the year ended December 31, 2019, to $36.9 million for the year ended December 31, 2020.  The increase was primarily due to $1.1 million in litigation settlement expenses incurred during the year ended December 31, 2020, additional expenses incurred in connection with enhancements to our operating systems platform, increased healthcare costs, and other general inflationary factors. These increases were offset by COVID-19 related decreases in travel expenses and payroll due to unfilled positions and lower incentive compensation.

Depreciation and Amortization

Depreciation and amortization decreased by approximately $7.3 million, from $275.0 million during the year ended December 31, 2019, to $267.7 million for the year ended December 31, 2020.  This decrease was primarily due to the following: (i) a $13.2 million decrease in depreciation and amortization expense at our same store properties due to assets that became fully amortized or depreciated during the year ended December 31, 2020; (ii) a $6.2 million decrease related to properties sold in 2019 and 2020; (iii) a $1.3 million decrease in depreciation of corporate assets; and (iv) a $0.4 million decrease in depreciation expense at our OCPPs. These decreases were partially offset by an increase of $13.7 million related to the completion of construction and opening of owned development properties in 2019 and 2020.

Ground/Facility Leases

Ground/facility leases expense decreased by approximately $0.7 million from $14.2 million during the year ended December 31, 2019, to $13.5 million for the year ended December 31, 2020. The decrease in ground/facility leases expense is primarily due to a reduction in variable rent at our OCPPs of $1.0 million and same store properties of $0.4 million as a result of decreased operating performance at the properties due to COVID-19. This decrease was partially offset by a $0.8 million increase in ground rent expense due to ACE development projects that completed construction and opened for operations in Fall 2019 and Fall 2020.

(Gain) Loss from Disposition of Real Estate, Net

During the year ended December 31, 2020, we sold one owned property containing 901 beds, resulting in a net gain from disposition of real estate of approximately $48.5 million. During the year ended December 31, 2019, we sold two owned properties containing 1,150 beds, resulting in a net loss from disposition of real estate of approximately $0.1 million. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for additional details regarding our recent disposition transactions.

Provision for Impairment

During the year ended December 31, 2019, we recorded an impairment charge of approximately $3.2 million for one owned property serving students attending Florida A&M University, which was classified as held for sale as of March 31, 2019 and was sold in May 2019. During the same period, we also recorded a $14.0 million impairment charge associated with a tax incentive arrangement that was recorded upon the acquisition of one owned property in 2015 due to facts and circumstances indicating that the originally assumed property tax savings would not materialize.

Interest Income

Interest income decreased by approximately $0.8 million, from $3.7 million during the year ended December 31, 2019, to $2.9 million for the year ended December 31, 2020. The decrease was primarily due to the early repayment of a note receivable in October 2020. Refer to Note 2 in the accompanying Notes to Consolidated Financial Statements for additional details regarding the early repayment of the note receivable.

Interest Expense

Interest expense increased by approximately $1.2 million, from $111.3 million during the year ended December 31, 2019, to $112.5 million for the year ended December 31, 2020. The increase was primarily due to $13.7 million of additional interest incurred related to our offerings of unsecured notes in June 2019, January 2020 and June 2020, net of unsecured notes repaid in January 2020 that were originally scheduled to mature in October 2020. This increase was offset by the following: (i) a $5.7 million decrease in interest expense on our revolving credit facility due to a reduction in LIBOR rates for 2020 compared to 2019; (ii) a $2.9 million decrease due to the pay-off of mortgage and construction debt in 2019 and 2020; (iii) a $1.8 million decrease related to accrued default interest at one of our properties that was transferred to the lender in settlement of the property’s mortgage loan in July 2019; (iv) a $1.6 million decrease in interest on our term loan facility due to interest rate swaps executed in November and December 2019; and (v) a $0.6 million decrease due to scheduled principal payments.

(Loss) Gain from Extinguishment of Debt

During the year ended December 31, 2020, we recognized a $4.8 million loss on the extinguishment of debt related to the early redemption of our $400 million 3.35% Senior Notes due October 2020. The redemption was funded using net proceeds from the Operating Partnership’s closing of a $400 million offering of senior unsecured notes under its existing shelf registration in January 2020. During the year ended December 31, 2019, we recognized a $21.0 million gain on the extinguishment of debt associated with a property that was transferred to the lender in settlement of the property’s mortgage loan in July 2019. Refer to Note 9 in the accompanying Notes to Consolidated Financial Statements for additional details.

Other Nonoperating Income

During the year ended December 31, 2020, we recorded a $2.1 million gain due to the write-off of the unamortized discount associated with the early repayment of a note receivable in October 2020 and a $1.1 million gain related to the settlement of a litigation matter. Refer to Note 2 in the accompanying Notes to Consolidated Financial Statements for additional details regarding the early repayment of the note receivable.

Net Loss (Income) Attributable to Noncontrolling Interests

Net loss (income) attributable to noncontrolling interests represents consolidated joint venture partners’ share of net loss (income), as well as net loss (income) allocable to OP unitholders. Net loss (income) attributable to noncontrolling interests decreased by $4.8 million, from net income of $1.8 million for the year ended December 31, 2019, to a net loss of $3.0 million for the year ended December 31, 2020. This decrease is primarily due to decreased operating performance at certain properties held through joint ventures due to COVID-19 as well as the purchase of the remaining ownership interests in properties held in a joint venture in the third and fourth quarter of 2019 and the first quarter of 2020. Refer to Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for additional details.

Comparison of the Years Ended December 31, 2019 and 2018

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 32 through 37 of the Form 10-K for the fiscal year ended December 31, 2019 is incorporated herein by reference.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of December 31, 2020, we had $74.0 million in cash, cash equivalents, and restricted cash as compared to $81.3 million in cash, cash equivalents, and restricted cash as of December 31, 2019.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our accompanying consolidated statements of cash flows included in Item 8 herein.

Operating Activities: For the year ended December 31, 2020, net cash provided by operating activities was approximately $351.1 million, as compared to approximately $370.4 million for the year ended December 31, 2019, a decrease of approximately $19.3 million.  This decrease was primarily due to rent abatements, early lease terminations, and other financial relief provided by the Company to student and commercial tenants due to COVID-19, diminished leasing results for the 2020/2021 academic year due to COVID-19, and the sale of properties in 2019 and 2020. This decrease was partially offset by operating cash flows from the commencement of occupancy at owned and presale development properties completed in 2019 and 2020.

Investing Activities: Investing activities utilized approximately $207.4 million and $416.1 million for the years ended December 31, 2020 and 2019, respectively.  The $208.7 million decrease in cash utilized in investing activities was a result of the following: (i) a $128.8 million decrease in cash used to fund the construction of our owned development properties; (ii) $45.4 million in cash proceeds from the early repayment of a note receivable in October 2020 as discussed in Note 2 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, as compared to $5.3 million in cash proceeds from loans receivable during the year ended December 31, 2019; (iii) a $37.6 million increase in proceeds from the disposition of properties; (iv) a $13.3 million decrease in cash used for capital expenditures at our owned and on-campus participating properties; and (v) $7.7 million in proceeds from legal and insurance settlements during the year ended December 31, 2020 included in other investing activities. These decreases were partially offset by a $13.5 million increase in cash paid to acquire land parcels and $5.4 million of financing that the Company provided to a joint venture partner in 2020 which is included in other investing activities and further discussed in Note 5 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

Financing Activities: For the year ended December 31, 2020, net cash utilized by financing activities totaled approximately $151.1 million, as compared to net cash provided by financing activities of $20.6 million for the year ended December 31, 2019.  The $171.7 million increase in cash utilized by financing activities was a result of the following: (i) a $404.2 million pay-off of unsecured notes in 2020 including costs associated with the early extinguishment of the notes; (ii) a $102.4 million increase in net pay-offs of mortgage and construction debt; (iii) a $93.0 million increase in net paydowns on our revolving credit facility; and (iv) a $2.2 million increase in distributions paid to common and restricted stockholders. These increases were partially offset by the following: (i) a $393.8 million increase in proceeds from the issuance of unsecured notes, net of issuance costs; (ii) a $27.9 million decrease in funds paid to increase our ownership of consolidated subsidiaries due to the purchase of the remaining ownership interests in two properties held in a joint venture during the year ended December 31, 2020, as compared to the purchase of the remaining ownership interests in two pre-sale development properties and three properties held in a joint venture during the year ended December 31, 2019; (iii) a $4.2 million increase in contributions from noncontrolling partners; and (iv) a $4.1 million decrease in distributions made to noncontrolling partners.

Liquidity Needs, Sources, and Uses of Capital

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

As of December 31, 2020, the Company has met its financial obligations and believes it has sufficient liquidity to withstand future disruption. As of December 31, 2020, our short-term liquidity needs included, but were not limited to, the following: (i) potential distribution payments to our common and restricted stockholders totaling approximately $260.8 million based on an assumed annual cash distribution of $1.88 per share and based on the number of our shares outstanding as of December 31, 2020; (ii) potential distribution payments to our Operating Partnership unitholders totaling approximately $0.9 million based on an assumed annual distribution of $1.88 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of December 31, 2020; (iii) estimated development costs over the next 12 months totaling approximately $132.3 million for our owned property currently under construction; (iv) the pay-off of approximately $75.5 million of outstanding fixed rate mortgage debt and $24.1 million of mortgage debt related to our OCPPs scheduled to mature during the next 12 months as well as approximately $9.0 million of scheduled debt principal payments; (v) funds for other owned development projects that could potentially commence construction during the next 12 months; (vi) potential future property or land acquisitions; and (vii) recurring capital expenditures.

We expect to meet our short-term liquidity requirements by: (i) utilizing current cash on hand and net cash provided by operations; (ii) borrowing under our existing revolving credit facility, which had availability of $628.9 million as of December 31, 2020; (iii) accessing the unsecured bond market; (iv) exercising debt extension options to the extent they are available; (v) issuing securities, including common stock, under our ATM Equity Program discussed more fully in Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, or otherwise; and (vi) potentially disposing of properties and/or entering into joint venture arrangements, depending on market conditions. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, and the perception of lenders regarding our long or short-term financial prospects.

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

Although the Company believes it has sufficient liquidity as of December 31, 2020 to withstand future disruption related to COVID-19, the impact of the pandemic on global capital markets has impacted our stock price and credit ratings and has introduced additional economic uncertainty, which could affect our ability to obtain additional financing to meet short-term and/or long-term liquidity needs.

Indebtedness

A summary of our consolidated indebtedness as of December 31, 2020 is as follows. Refer to Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a detailed discussion of our indebtedness.

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	$646,330	17.9%	4.3%	6.2 Years
Unsecured	2,971,100	82.1%	3.2%	5.3 Years
Total consolidated debt	$3,617,430	100.0%	3.4%	5.5 Years

Fixed rate debt
Secured
Project-based taxable bonds	$19,110	0.5%	7.5%	4.0 Years
Mortgage	625,136	17.3%	4.2%	6.3 Years
Unsecured
April 2013 Notes	400,000	11.1%	3.8%	2.3 Years
June 2014 Notes	400,000	11.1%	4.1%	3.5 Years
October 2017 Notes	400,000	11.1%	3.6%	6.9 Years
June 2019 Notes	400,000	11.1%	3.3%	5.5 Years
January 2020 Notes	400,000	11.1%	2.9%	9.1 Years
June 2020 Notes	400,000	11.1%	3.9%	10.1 Years
Term loans	200,000	5.3%	2.5%	1.5 Years
Total - fixed rate debt	3,244,246	89.7%	3.7%	5.9 Years

Variable rate debt
Secured
Mortgage	2,084	0.1%	2.7%	24.6 Years
Unsecured
Unsecured revolving credit facility	371,100	10.2%	1.4%	1.2 Years
Total - variable rate debt	373,184	10.3%	1.4%	1.3 Years
Total consolidated debt	$3,617,430	100.0%	3.4%	5.5 Years

(1)Represents stated interest rate and does not include the effect of the amortization of deferred financing costs, debt premiums and discounts, OIDs, and interest rate swap terminations.

As discussed previously, as of December 31, 2020, the Company has met its financial obligations including servicing its debt and believes it has sufficient liquidity to withstand future disruption. However, the ultimate magnitude of the pandemic on our future cash flows and liquidity position is uncertain at this time. While the Company was in compliance with all debt covenants for both secured and unsecured indebtedness as of December 31, 2020, the economic disruption caused by the COVID-19 pandemic could adversely affect our future ability to remain in compliance with our debt covenants, depending on the ultimate impact on the valuation of collateral and the incurrence of any additional financing to meet our liquidity needs. The specific covenants that management is closely monitoring as the situation evolves include the debt-to-total asset value and fixed charge coverage requirements under the Company’s unsecured revolving credit facility. As it relates to the debt-to-total asset value covenant, which is highly dependent on net operating income levels of the Company’s operating properties, management believes that net operating income at such properties could decrease in the next 12 months by up to approximately $116 million before the Company is at risk of potentially violating the covenant. As it relates to the fixed charge coverage covenant, which is highly dependent upon a specific measure of Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), as defined in the related agreement, management believes that the EBITDA measure for the next 12 months could decrease by up to approximately $221 million before the Company is at risk of potentially violating the covenant. In addition, our credit ratings given by Moody’s and Standard & Poor’s are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. If we are unable to maintain our current credit ratings due to the COVID-19 pandemic or any other matter, the cost of funds under our credit facilities and our liquidity and access to capital markets would be adversely affected. The Company has a BBB credit rating with a stable outlook from Moody’s Investors Services, Inc. and a Baa2 credit rating with a negative outlook from Standard & Poor’s Rating Group.

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

On January 18, 2021, our Board of Directors declared a distribution of $0.47 per share, which was paid on February 19, 2021, to all common stockholders of record as of January 28, 2021.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

Although the ultimate magnitude of the impact of COVID-19 on the Company’s cash flows is uncertain, any additional curtailed or deferred tenant demand, lease terminations, rent refunds and abatements, and increased uncollectible accounts we experience could materially adversely affect our cash flows from operations, and thus our ability to make distributions to stockholders.

Capital Expenditures

We distinguish between the following five categories of capital expenditures:

Recurring capital expenditures represent additions that are recurring in nature to maintain a property’s income, value, and competitive position within the market. Recurring capital expenditures typically include, but are not limited to, appliances, furnishings, carpeting and flooring, HVAC equipment, and kitchen/bath cabinets. Maintenance and repair costs incurred throughout the year, including those incurred during our annual turn process due to normal wear and tear by residents, are expensed as incurred.

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

Non-recurring and other capital expenditures represent the addition of features or amenities that did not exist at the property but were deemed necessary to remain competitive within a specific market. This category also includes items considered infrequent or extraordinary in nature.

Disposition-related capital expenditures represent capital improvements at properties disposed of during all years presented.

Additionally, we are required by certain of our lenders to contribute amounts to reserves for capital repairs and improvements at our mortgaged properties, which may exceed the amount of capital expenditures actually incurred by us during those periods.

Capital expenditures at our owned properties are set forth below:

	As of and for the Year Ended December 31,
	2020	2019	2018
Recurring	$20,799	$21,321	$19,696
Non-recurring and other	23,708	22,411	17,360
Renovations and strategic repositioning	13,009	20,029	24,662
Acquisition-related	750	5,543	8,095
Disposition-related (1)	46	1,542	996
Total	$58,312	$70,846	$70,809

Average beds (2)	96,568	93,343	87,084
Average recurring capital expenditures per bed	$215	$228	$226
(1)Includes properties sold during 2020, 2019, and 2018, as well as one property that converted to the on-campus participating property ("OCPP") structure in January 2019. Also includes one property that was in receivership until July 2019 when it was transferred to the lender in settlement of the property’s mortgage loan that matured in August 2017. Historical capital expenditures for these properties have been reclassified for all periods presented.
(2)Does not include beds related to the disposed properties discussed above.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter as of December 31, 2020:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt (1) (2) (3)	$3,617,430	$107,127	$1,013,264	$532,642	$1,964,397
Interest on long-term debt	685,156	124,689	207,567	149,493	203,407
Development projects (4)	167,107	132,325	34,782	—	—
Lease obligations (5)	1,759,973	16,749	52,440	58,775	1,632,009
	$6,229,666	$380,890	$1,308,053	$740,910	$3,799,813
(1)Amounts include aggregate principal payments only and assumes we do not exercise extension options available to us on our unsecured credit facility or our unsecured term loans (see Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 8).
(2)Amounts include the current balance of the unsecured revolving credit facility which is subject to change based on future borrowings and repayments.
(3)In February 2021, the Company refinanced $24.0 million of on-campus participating property mortgage debt that was scheduled to mature in 2021, which extended the maturity to February 2028. Additionally, in February 2021, the Company entered into an interest rate swap agreement to convert the refinanced mortgage loan to a fixed rate. This refinancing of the loan is not reflected in the table above as it occurred subsequent to December 31, 2020.
(4)Consists of anticipated cash payments, including amounts accrued as of December 31, 2020, related to one owned development project under construction as of December 31, 2020, which will be funded entirely by the Company and is scheduled to be completed in phases from 2021-2023. We have entered into contracts with general contractors for certain phases of the construction of these projects.  However, these contracts do not generally cover all of the costs that are necessary to place these properties into service, including the cost of furniture and marketing and leasing costs.  The unfunded commitments presented include all such costs, not only those costs that we are obligated to fund under the construction contracts.
(5)Includes operating leases related to corporate office space and equipment and minimum annual lease payments under ground/facility lease agreements entered into with university systems and other third parties. Refer to Note 14 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion of our leases.

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

The following table presents a reconciliation of our net income attributable to common shareholders to FFO and FFOM:

	Year Ended December 31,
	2020	2019	2018
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$72,803	$84,969	$117,095
Noncontrolling interests' share of net (loss) income	(2,955)	1,793	2,029

Joint Venture ("JV") partners' share of FFO
JV partners' share of net loss (income)	3,259	(1,398)	(773)
JV partners' share of depreciation and amortization	(7,747)	(8,644)	(5,135)
	(4,488)	(10,042)	(5,908)

(Gain) loss from disposition of real estate	(48,525)	53	(42,314)
Elimination of provision for real estate impairment	—	3,201	—
Total depreciation and amortization	267,703	275,046	263,203
Corporate depreciation (1)	(3,450)	(4,728)	(4,669)
FFO attributable to common stockholders and OP unitholders	281,088	350,292	329,436

Elimination of operations of on-campus participating properties ("OCPPs")
Net income from OCPPs	(3,716)	(6,587)	(5,516)
Amortization of investment in OCPPs	(8,015)	(8,380)	(7,819)
	269,357	335,325	316,101
Modifications to reflect operational performance of OCPPs
Our share of net cash flow (2)	1,359	3,067	2,928
Management fees and other	1,873	2,249	1,564
Contribution from OCPPs	3,232	5,316	4,492

Transaction costs (3)	—	598	7,586
Elimination of loss (gain) from extinguishment of debt, net (4)	4,827	(20,992)	(7,867)
Elimination of provision for impairment of intangible asset (5)	—	14,013	—
Elimination of litigation settlements (6)	—	—	(3,323)
Elimination of gain from early repayment of loan receivable (7)	(2,136)	—	—
Elimination of FFO from property in receivership (8)	—	1,912	2,848
Stockholder engagement and other proxy advisory costs (9)	215	—	—
Funds from operations-modified ("FFOM") attributable to common stockholders and OP unitholders	$275,495	$336,172	$319,837

FFO per share – diluted	$2.02	$2.52	$2.38

FFOM per share – diluted	$1.98	$2.42	$2.31

Weighted-average common shares outstanding - diluted	139,214,147	138,860,311	138,571,270
(1)Represents depreciation on corporate assets not added back for purposes of calculating FFO.
(2)50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures which is included in ground/facility leases expense in the accompanying consolidated statements of comprehensive income. During the twelve months ended December 31, 2020, the Company waived its right to one property's 50% share of the net cash flow for the 2019/2020 academic year, which resulted in a $0.6 million reversal of contribution from OCPPs.
(3)The year ended December 31, 2019 amount represents transaction costs incurred in connection with the closing of presale development transactions. The year ended December 31, 2018 amount represents transaction costs incurred in connection with the closing of presale development transactions and transaction costs incurred in connection with the closing of the ACC / Allianz real estate joint venture transaction in May 2018, including estimated state income tax related to a tax gain resulting from the ACC / Allianz joint venture transaction.
(4)The year ended December 31, 2020 amount represents the loss associated with the January 2020 redemption of the Company's $400 million 3.35% Senior Notes originally scheduled to mature in October 2020. The year ended December 31, 2019 amount represents the gain on the extinguishment of debt associated with a property that was transferred to the lender in settlement of the property's mortgage loan in July 2019. The year ended December 31, 2018 amount represents a gain related to the planned extinguishment of debt resulting from the unwinding of a New Market Tax Credit ("NMTC") structure at one of the Company's owned properties, which was offset by losses associated with the early extinguishment of mortgage loans due to real estate disposition transactions, including the sale of partial ownership interests in properties.
(5)Represents a non-cash impairment charge for an intangible asset related to a property tax incentive arrangement at one owned property.
(6)The year ended December 31, 2020 amount represents a $1.1 million gain associated with the settlement of a litigation matter recorded during the fourth quarter 2020, which is included in other nonoperating income on the accompanying consolidated statements of comprehensive income, offset by litigation settlement expense of $1.1 million recorded in the first quarter 2020 for another matter which is included in general and administrative expenses in the accompanying consolidated statements of comprehensive income. For purposes of calculating FFOM for the twelve months ended December 31, 2020, the two amounts offset each other for a net effect of $0. The year ended December 31, 2018 amount represents a gain related to cash proceeds received from a litigation settlement.
(7)In October 2020, the Company received full repayment of the outstanding balance of a loan receivable, including accrued interest, totaling $55.0 million. As a result of the early repayment of the note, the Company recorded a gain totaling $2.1 million which is included in other nonoperating income on the accompanying consolidated statements of comprehensive income. The loan was acquired in 2013 and generated annual interest income of approximately $2.9 million prior to its repayment.
(8)Represents FFO for an owned property that was transferred to the lender in July 2019 in settlement of the property's mortgage loan.
(9)Represents consulting, legal, and other related costs incurred in relation to stockholder engagement activities in preparation for the Company’s 2021 annual stockholders' meeting.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks inherent in our operations. These risks generally arise from transactions entered into in the normal course of business. Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of December 31, 2020, 37.8% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps, which mitigate our interest rate risk on a related financial instrument and effectively fix the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments or other financial instruments for trading or other speculative purposes. As of December 31, 2020, 89.7% of our outstanding debt was subject to fixed rates after considering related derivative instruments. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. Refer to Notes 9 and 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion related to our debt and derivative instruments and hedging activities.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on rates in effect as of December 31, 2020.

	2021	2022	2023	2024	2025	Total Thereafter	Total / Weighted Average	Fair Value Liability
Long-term debt
Fixed rate (1)	$99,583	$225,875	$409,380	$532,178	$7,660	$1,969,570	$3,244,246	$3,490,089	(2)
Average interest rate	4.7%	2.7%	3.8%	4.2%	7.6%	3.6%	3.7%
Variable rate (3)	—	$371,100	—	—	—	$2,084	$373,184	$373,184	(4)
Average interest rate	—%	1.4%	—%	—%	—%	2.7%	1.4%
(1)Includes variable rate debt that has been swapped to a fixed rate as of December 31, 2020. Also includes one $37.5 million variable rate mortgage loan with a stated interest rate of 2.65% (0.15% + 2.50% spread) that was swapped to a fixed rate until October 2022.
(2)For information on the methodology used to determine the fair value, refer to Note 13 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein.
(3)The balance at December 31, 2020 includes the Company’s unsecured revolving credit facility and $2.1 million of mortgage debt at one of our on-campus participating properties.
(4)The carrying value of variable rate debt approximates fair value due to the variable rate interest feature of the instruments.

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

(b)Management’s Annual Report on Internal Control over Financial Reporting

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

Our management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2020.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

American Campus Communities Operating Partnership LP

(a)Evaluation of Disclosure Controls and Procedures

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

(b)Management’s Annual Report on Internal Control over Financial Reporting

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

The Operating Partnership conducted the required assessment of the effectiveness of its internal control over financial reporting as of December 31, 2020.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2020.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of the Operating Partnership’s internal control over financial reporting, which is included herein.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2021 in connection with the Annual Meeting of Stockholders to be held April 28, 2021.

Item 11.  Executive Compensation

Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2021 in connection with the Annual Meeting of Stockholders to be held April 28, 2021.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to security ownership of management and certain beneficial owners of the Company’s common stock with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2021 in connection with the Annual Meeting of Stockholders to be held April 28, 2021, to the extent not set forth below.

The Company maintains the American Campus Communities, Inc. Incentive Award Plan (the “Plan”), as discussed in more detail in Note 11 in the accompanying Notes to Consolidated Financial Statements in Item 8.

As of December 31, 2020, the total units and shares issued under the Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,192,374	(1)	n/a	2,670,759
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a
(1)Consists of restricted stock awards granted to executive officers and certain employees and common units of limited partnership interest in the Operating Partnership.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2021 in connection with the Annual Meeting of Stockholders to be held April 28, 2021.

Item 14.  Principal Accountant Fees and Services

Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2021 in connection with the Annual Meeting of Stockholders to be held April 28, 2021.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

Page No.
Report of Independent Registered Public Accounting Firm (American Campus Communities, Inc.)	F-1
Report of Independent Registered Public Accounting Firm (American Campus Communities Operating Partnership LP)	F-3
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (American Campus Communities, Inc.)	F-5
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (American Campus Communities Operating Partnership LP)	F-6
Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2020 and 2019	F-7
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018	F-8
Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018	F-9
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	F-10
Consolidated Financial Statements of American Campus Communities Operating Partnership LP and Subsidiaries
Consolidated Balance Sheets as of December 31, 2020 and 2019	F-12
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018	F-13
Consolidated Statements of Changes in Capital for the years ended December 31, 2020, 2019 and 2018	F-14
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	F-15
Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership LP and Subsidiaries	F-16

(b)  Exhibits

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement of American Campus Communities, Inc. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

3.2	American Campus Communities, Inc. Articles Supplementary. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 6, 2017.

3.3	Bylaws of American Campus Communities, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

3.4	Amendment to Bylaws of American Campus Communities, Inc. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on February 24, 2014.

3.5	Second Amendment to the Bylaws of American Campus Communities, Inc. Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 6, 2017.

3.6	Third Amendment to the Bylaws of American Campus Communities, Inc. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 21, 2017.

4.1	Form of Certificate for Common Stock of American Campus Communities, Inc. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

4.2	Indenture, dated as of April 2, 2013, among American Campus Communities Operating Partnership LP, as issuer, American Campus Communities, Inc., as guarantor, and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 3, 2013.

4.3	First Supplemental Indenture, dated as of April 2, 2013, among American Campus Communities Operating Partnership LP, as issuer, American Campus Communities, Inc., as guarantor, and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 3, 2013.

4.4	Second Supplemental Indenture, dated as of June 21, 2019, among American Campus Communities Operating Partnership LP, as issuer, American Campus Communities, Inc., as guarantor, and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on June 21, 2019.

4.5	American Campus Communities Operating Partnership LP 3.750% Senior Notes due 2023. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 3, 2013.

4.6	American Campus Communities Operating Partnership LP 4.125% Senior Notes due 2024. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on June 25, 2014.

4.7	American Campus Communities Operating Partnership LP 3.625% Senior Notes due 2027. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on October 11, 2017.

4.8	American Campus Communities Operating Partnership LP 3.300% Senior Note due 2026. Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on June 21, 2019.

4.9	American Campus Communities Operating Partnership LP 2.850% Senior Note due 2030. Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on January 30, 2020.

4.10	American Campus Communities Operating Partnership LP 3.875% Senior Note due 2031. Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on June 11, 2020.

4.11	Form of Guarantee of American Campus Communities, Inc. of Senior Debt Securities. Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 3, 2013.

4.12	Form of Registration Rights and Lock-Up Agreement, dated as of March 1, 2006, between American Campus Communities, Inc. and each of the persons who are signatory thereto. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

4.13	Form of Registration Rights and Lock-Up Agreement, dated as of September 14, 2012, between American Campus Communities, Inc., American Campus Communities Operating Partnership, L.P. and each of the persons who are signatories thereto. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) for the quarter ended September 30, 2012.

4.14	Letter Agreement Regarding Issuance of OP Units, dated September 26, 2013, between Hallmark Student Housing Lexington, LLC, on one hand, and ACC OP (Lexington) LLC and American Campus Communities Operating Partnership, L.P., on the other hand. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) for the quarter ended September 30, 2013.

4.15	Description of American Campus Communities, Inc. Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934.

10.1	Form of Amended and Restated Partnership Agreement of American Campus Communities Operating Partnership LP. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.2	Form of First Amendment to Amended and Restated Agreement of Limited Partnership of American Campus Communities Operating Partnership LP, dated as of March 1, 2006, between American Campus Communities Holdings LLC and those persons who have executed such amendment as limited partners. Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

10.3*	American Campus Communities, Inc. 2004 Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.4*	Amendment No. 1 to American Campus Communities, Inc. 2004 Incentive Award Plan. Incorporated by reference to Exhibit 99.7 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 5, 2007.

10.5*	Amendment No. 2 to American Campus Communities, Inc. 2004 Incentive Award Plan. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 11, 2008.

10.6*	American Campus Communities, Inc. 2010 Incentive Award Plan. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 7, 2010.

10.7*	American Campus Communities, Inc. 2018 Incentive Award Plan. Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 (Registration No. 333-224656) of American Campus Communities, Inc.

10.8*	American Campus Communities Services, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2020. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on November 22, 2019.

10.9	Form of PIU Grant Notice (including Registration Rights). Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.10	Form of PIU Grant Notice (including Registration Rights), dated as of August 20, 2007. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on August 23, 2007.

10.11	Form of Indemnification Agreement between American Campus Communities, Inc. and certain of its directors and officers. Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.12	Form of Employment Agreement between American Campus Communities, Inc. and William C. Bayless, Jr. Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.13	Amendment No. 1 to Employment Agreement, dated as of April 28, 2005, between American Campus Communities, Inc. and William C. Bayless, Jr. Incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.14	Amendment No. 2 to Employment Agreement, dated as of November 1, 2007, between American Campus Communities, Inc. and William C. Bayless, Jr. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 5, 2007.

10.15	Third Amendment to Employment Agreement, dated as of March 23, 2010, between William C. Bayless, Jr. and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 24, 2010.

10.16	Fourth Amendment to Employment Agreement, dated as of January 10, 2017, between American Campus Communities, Inc. and William C. Bayless, Jr. Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on January 10, 2017.

10.17	Fifth Amendment to Employment Agreement, dated as of February 24, 2021, between American Campus Communities, Inc. and William C. Bayless, Jr. Incorporated by reference to Exhibit 99.7 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on February 26, 2021.

10.18	Employment Agreement, dated as of April 18, 2005, between American Campus Communities, Inc. and James C. Hopke. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.19	Amendment No. 1 to Employment Agreement, dated as of November 1, 2007, between American Campus Communities, Inc. and James C. Hopke. Incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 5, 2007.

10.20	Second Amendment to Employment Agreement, dated as of March 23, 2010, between James C. Hopke, Jr. and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 24, 2010.

10.21	Third Amendment to Employment Agreement, dated as of December 2, 2013, between James C. Hopke, Jr. and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on December 5, 2013.

10.22	Fourth Amendment to Employment Agreement, dated as of May 20, 2014, between American Campus Communities, Inc. and James C. Hopke, Jr. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 23, 2014.

10.23
Fifth Amendment to Employment Agreement, dated as of January 10, 2017, between American Campus Communities, Inc. and James C. Hopke, Jr. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on January 10, 2017.

10.24	Employment Agreement, dated as of May 4, 2011, between William W. Talbot and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 21, 2013.

10.25	First Amendment to Employment Agreement, dated as of November 2, 2012, between William W. Talbot and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 21, 2013.

10.26	Employment Agreement, dated as of May 4, 2011, between Daniel B. Perry and American Campus Communities, Inc. Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. (File No. 333-181102-01) for the year ended December 31, 2014.

10.27	First Amendment to Employment Agreement, dated as of November 2, 2012, between Daniel B. Perry and American Campus Communities, Inc. Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. (File No. 333-181102-01) for the year ended December 31, 2014.

10.28	Second Amendment to Employment Agreement, dated as of January 10, 2017, between American Campus Communities, Inc. and Daniel B. Perry. Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on January 10, 2017.

10.29	Employment Agreement, dated as of October 16, 2013, between American Campus Communities, Inc. and Jennifer Beese. Incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K of American Campus
Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No.
333-181102-01) for the year ended December 31, 2017.

10.30	First Amendment to Employment Agreement, dated as of January 10, 2017, between American Campus Communities, Inc. and Jennifer Beese. Incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) for the year ended December 31, 2017.

10.31	Form of Confidentiality and Noncompetition Agreement. Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.32	Fifth Amended and Restated Credit Agreement, dated as of January 11, 2017, among American Campus Communities Operating Partnership LP, as Borrower; American Campus Communities, Inc., as Parent Guarantor; any Additional Guarantors (as defined therein) acceding thereto pursuant to Section 7.05 thereof; the banks, financial institutions and other lenders listed on the signature pages thereof as the Initial Lenders, Initial Issuing Bank and Swing Line Bank; KeyBank National Association, as Administrative Agent; KeyBanc Capital Markets Inc., J.P. Morgan Securities LLC and Capital One National Association, as Joint Lead Arrangers; JPMorgan Chase Bank, N.A. and Capital One National Association, as Co-Syndication Agents; and Bank of America, N.A., U.S. Bank National Association and Compass Bank, as Co-Documentation Agents. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on January 11, 2017.

10.33	First Amendment to Fifth Amended and Restated Credit Agreement, dated as of February 13, 2019, among American Campus Communities Operating Partnership LP, as Borrower; American Campus Communities, Inc., as Parent Guarantor; any Additional Guarantors (as defined therein) acceding thereto pursuant to Section 7.05 thereof; the banks, financial institutions and other lenders listed on the signature pages thereof as the Initial Lenders, Initial Issuing Bank and Swing Line Bank; KeyBank National Association, as Administrative Agent; KeyBanc Capital Markets Inc., J.P. Morgan Securities LLC and Capital One National Association, as Joint Lead Arrangers; JPMorgan Chase Bank, N.A. and Capital One National Association, as Co-Syndication Agents; and Bank of America, N.A., U.S. Bank National Association and Compass Bank, as Co-Documentation Agents. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on February 20, 2019.

10.34	Form of Tax Matters Agreement, dated as of March 1, 2006, among American Campus Communities Operating Partnership LP, American Campus Communities, Inc., American Campus Communities Holdings LLC and each of the limited partners of American Campus Communities Operating Partnership LP who have executed a signature page thereto. Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

10.35	Equity Distribution Agreement, dated May 16, 2018, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on the other hand. Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 17, 2018.

10.36	Equity Distribution Agreement, dated May 16, 2018, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and Deutsche Bank Securities Inc., on the other hand. Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 17, 2018.

10.37	Equity Distribution Agreement, dated May 16, 2018, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and J.P. Morgan Securities LLC, on the other hand. Incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 17, 2018.

10.38	Equity Distribution Agreement, dated May 16, 2018, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and KeyBanc Capital Markets Inc., on the other hand. Incorporated by reference to Exhibit 1.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 17, 2018.

10.39	Cooperation Agreement, date as of January 27, 2021, between American Campus Communities, Inc., on one hand, and Land & Buildings Capital Growth Fund, LP, L & B Real Estate Opportunity Fund, LP, Land & Buildings GP LP, L&B Opportunity Fund, LLC, Land & Buildings Investment Management, LLC and Jonathan Litt, on the other hand. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on January 28, 2021.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP - American Campus Communities, Inc.

23.2	Consent of Ernst & Young LLP - American Campus Communities Operating Partnership LP

31.1	American Campus Communities, Inc. - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	American Campus Communities, Inc. - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	American Campus Communities Operating Partnership LP - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	American Campus Communities Operating Partnership LP - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	American Campus Communities, Inc. - Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	American Campus Communities, Inc. - Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	American Campus Communities Operating Partnership LP - Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	American Campus Communities Operating Partnership LP - Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates management compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 26, 2021

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 26, 2021

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP
By: American Campus Communities Holdings, LLC, its general partner By: American Campus Communities, Inc., its sole member
By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Bayless, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021
William C. Bayless, Jr.

/s/ Daniel B. Perry	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	February 26, 2021
Daniel B. Perry

/s/ Kim K. Voss	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
Kim K. Voss

/s/ Edward Lowenthal	Chairman of the Board of Directors	February 26, 2021
Edward Lowenthal

/s/ Herman Bulls	Director	February 26, 2021
Herman Bulls

/s/ Mary C. Egan	Director	February 26, 2021
Mary C. Egan

/s/ G. Steven Dawson	Director	February 26, 2021
G. Steven Dawson

/s/ Cydney C. Donnell	Director	February 26, 2021
Cydney Donnell

/s/ Alison Hill	Director	February 26, 2021
Alison Hill

/s/ Craig Leupold	Director	February 26, 2021
Craig Leupold

/s/ Oliver Luck	Director	February 26, 2021
Oliver Luck

/s/ C. Patrick Oles, Jr.	Director	February 26, 2021
C. Patrick Oles, Jr.

/s/ John T. Rippel	Director	February 26, 2021
John T. Rippel

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of American Campus Communities, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Impairment of Long-Lived Assets
Description of the Matter
As more fully described in Note 2 to the consolidated financial statements, on a periodic basis, management assessed whether there were any indicators that the value of the Company’s investments in real estate were impaired. Management evaluated whether there was an impairment in the value of the Company’s investments in real estate when events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. The Company identified indicators of impairment for certain long-lived assets and thus, further analyzed such for impairment using an undiscounted cash flow model. Upon assessment, the Company concluded that aggregate future undiscounted cash flows to be generated by each property were greater than the respective carrying values. For the year ended December 31, 2020, the Company determined that there were no impairments of the carrying values of its investments in real estate held for use.

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
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Partners of American Campus Communities Operating Partnership LP and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Campus Communities Operating Partnership LP and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Impairment of Long-Lived Assets
Description of the Matter	As more fully described in Note 2 to the consolidated financial statements, on a periodic basis, management assessed whether there were any indicators that the value of the Company’s investments in real estate were impaired. Management evaluated whether there was an impairment in the value of the Company’s investments in real estate when events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. The Company identified indicators of impairment for certain long-lived assets and thus, further analyzed such for impairment using an undiscounted cash flow model. Upon assessment, the Company concluded that aggregate future undiscounted cash flows to be generated by each property were greater than the respective carrying values. For the year ended December 31, 2020, the Company determined that there were no impairments of the carrying values of its investments in real estate held for use.

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
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of American Campus Communities, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited American Campus Communities, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Campus Communities, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Partners of American Campus Communities Operating Partnership LP and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited American Campus Communities Operating Partnership LP and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Campus Communities Operating Partnership LP and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Austin, Texas
February 26, 2021

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2020	December 31, 2019
Assets

Investments in real estate
Owned properties, net	$6,721,744	$6,694,715
On-campus participating properties, net	69,281	75,188
Investments in real estate, net	6,791,025	6,769,903

Cash and cash equivalents	54,017	54,650
Restricted cash	19,955	26,698
Student contracts receivable, net	11,090	13,470
Operating lease right of use assets	457,573	460,857
Other assets	197,500	234,176

Total assets	$7,531,160	$7,559,754

Liabilities and equity

Liabilities
Secured mortgage and bond debt, net	$646,827	$787,426
Unsecured notes, net	2,375,603	1,985,603
Unsecured term loans, net	199,473	199,121
Unsecured revolving credit facility	371,100	425,700
Accounts payable and accrued expenses	85,070	88,411
Operating lease liabilities	486,631	473,070
Other liabilities	185,352	157,368
Total liabilities	4,350,056	4,116,699

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests	24,567	104,381

Equity
American Campus Communities, Inc. and Subsidiaries stockholders’ equity
Common stock, $0.01 par value, 800,000,000 shares authorized, 137,540,345 and 137,326,824 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1,375	1,373
Additional paid in capital	4,472,170	4,458,456
Common stock held in rabbi trust, 91,746 and 77,928 shares at December 31, 2020 and December 31, 2019, respectively	(3,951)	(3,486)
Accumulated earnings and dividends	(1,332,689)	(1,144,721)
Accumulated other comprehensive loss	(22,777)	(16,946)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,114,128	3,294,676
Noncontrolling interests – partially owned properties	42,409	43,998
Total equity	3,156,537	3,338,674

Total liabilities and equity	$7,531,160	$7,559,754

Consolidated variable interest entities’ assets and debt included in the above balances

Investments in real estate, net	592,787	$788,393
Cash, cash equivalents, and restricted cash	41,248	$59,908
Other assets	13,078	$18,387
Secured mortgage debt, net	410,837	$418,241
Accounts payable, accrued expenses and other liabilities	46,645	$56,976

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Owned properties	$818,298	$877,565	$825,959
On-campus participating properties	29,906	36,346	34,596
Third-party development services	7,543	13,051	7,281
Third-party management services	12,436	12,936	9,814
Resident services	2,401	3,144	3,160
Total revenues	870,584	943,042	880,810

Operating expenses (income)
Owned properties	378,454	390,664	373,521
On-campus participating properties	13,521	15,028	14,602
Third-party development and management services	21,700	19,915	15,459
General and administrative	36,874	31,081	34,537
Depreciation and amortization	267,703	275,046	263,203
Ground/facility leases	13,513	14,151	11,855
(Gain) loss from disposition of real estate, net	(48,525)	53	(42,314)
Provision for impairment	—	17,214	—
Other operating income	—	—	(2,648)
Total operating expenses	683,240	763,152	668,215

Operating income	187,344	179,890	212,595

Nonoperating income (expenses)
Interest income	2,939	3,686	4,834
Interest expense	(112,507)	(111,287)	(99,228)
Amortization of deferred financing costs	(5,259)	(5,012)	(5,816)
(Loss) gain from extinguishment of debt, net	(4,827)	20,992	7,867
Other nonoperating income	3,507	—	1,301
Total nonoperating expenses	(116,147)	(91,621)	(91,042)

Income before income taxes	71,197	88,269	121,553
Income tax provision	(1,349)	(1,507)	(2,429)
Net income	69,848	86,762	119,124
Net loss (income) attributable to noncontrolling interests	2,955	(1,793)	(2,029)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$72,803	$84,969	$117,095

Other comprehensive loss
Change in fair value of interest rate swaps and other	(5,831)	(12,549)	(1,696)
Comprehensive income	$66,972	$72,420	$115,399

Net income per share attributable to ACC, Inc. and Subsidiaries common stockholders
Basic	$0.51	$0.61	$0.84
Diluted	$0.51	$0.60	$0.84
Weighted-average common shares outstanding
Basic	137,588,964	137,295,837	136,815,051
Diluted	138,710,430	138,286,778	137,722,049

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests - Partially Owned Properties	Total
Equity, December 31, 2017	136,362,728	$1,364	$4,326,910	63,778	$(2,944)	$(837,644)	$(2,701)	$13,973	$3,498,958
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(66,079)	—	—	—	—	—	(66,079)
Amortization of restricted stock awards and vesting of restricted stock units	27,376	—	12,176	—	—	—	—	—	12,176
Vesting of restricted stock awards	170,664	2	(2,758)	—	—	—	—	—	(2,756)
Distributions to common and restricted stockholders and other ($1.82 per common share)	—	—	—	—	—	(250,521)	—	—	(250,521)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	212,481	212,481
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(152,325)	(152,325)
Change in ownership of consolidated subsidiary	—	—	174,515	—	—	—	—	(9,472)	165,043
Conversion of common and preferred operating partnership units to common stock	412,343	4	13,328	—	—	—	—	—	13,332
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(1,696)	—	(1,696)
Deposits to deferred compensation plan, net of withdrawals	(5,825)	—	148	5,825	(148)	—	—	—	—
Net income	—	—	—	—	—	117,095	—	1,093	118,188
Equity, December 31, 2018	136,967,286	$1,370	$4,458,240	69,603	$(3,092)	$(971,070)	$(4,397)	$65,750	$3,546,801
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(14,350)	—	—	—	—	—	(14,350)
Amortization of restricted stock awards and vesting of restricted stock units	18,318	—	13,617	—	—	—	—	—	13,617
Vesting of restricted stock awards	180,961	2	(3,977)	—	—	—	—	—	(3,975)
Distributions to common and restricted stockholders and other ($1.87 per common share)	—	—	—	—	—	(258,620)	—	—	(258,620)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	924	924
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(8,425)	(8,425)
Change in ownership of consolidated subsidiary	—	—	(1,544)	—	—	—	—	(15,261)	(16,805)
Conversion of common and preferred operating partnership units to common stock	168,584	1	6,076	—	—	—	—	—	6,077
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	610	—	610
Termination of interest rate swaps	—	—	—	—	—	—	(13,159)	—	(13,159)
Deposits to deferred compensation plan, net of withdrawals	(8,325)	—	394	8,325	(394)	—	—	—	—
Net income	—	—	—	—	—	84,969	—	1,010	85,979
Equity, December 31, 2019	137,326,824	$1,373	$4,458,456	77,928	$(3,486)	$(1,144,721)	$(16,946)	$43,998	$3,338,674
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	2,002	—	—	—	—	—	2,002
Amortization of restricted stock awards and vesting of restricted stock units	27,644	—	15,424	—	—	—	—	—	15,424
Vesting of restricted stock awards	199,695	2	(4,177)	—	—	—	—	—	(4,175)
Distributions to common and restricted stockholders and other ($1.88 per common share)	—	—	—	—	—	(260,771)	—	—	(260,771)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	6,110	6,110
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(4,419)	(4,419)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(5,831)	—	(5,831)
Deposits to deferred compensation plan, net of withdrawals	(13,818)	—	465	13,818	(465)	—	—	—	—
Net income (loss)	—	—	—	—	—	72,803	—	(3,280)	69,523
Equity, December 31, 2020	137,540,345	$1,375	$4,472,170	91,746	(3,951)	(1,332,689)	(22,777)	42,409	3,156,537

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$69,848	$86,762	$119,124
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from disposition of real estate	(48,525)	53	(42,314)
Gain from insurance and litigation settlements	(1,100)	—	(1,245)
Loss (gain) from extinguishment of debt	4,827	(20,992)	(7,867)
Gain from early repayment of notes receivable	(2,136)	—	—
Provision for impairment	—	17,214	—
Depreciation and amortization	267,703	275,046	263,203
Amortization of deferred financing costs and debt premiums/discounts	1,140	538	885
Share-based compensation	15,424	13,617	12,176
Income tax provision	1,349	1,507	2,429
Amortization of interest rate swap terminations	1,705	1,133	412
Termination of interest rate swaps	—	(13,159)	—
Changes in operating assets and liabilities:
Student contracts receivable, net	2,340	(5,407)	148
Other assets	10,757	(4,445)	(9,570)
Accounts payable and accrued expenses	(5,308)	(1,532)	31,299
Other liabilities	33,093	20,044	7,941
Net cash provided by operating activities	351,117	370,379	376,621

Investing activities
Proceeds from disposition of properties	146,144	108,562	242,284
Cash paid for land acquisitions	(22,032)	(8,559)	(26,626)
Capital expenditures for owned properties	(58,312)	(70,846)	(70,809)
Investments in owned properties under development	(315,586)	(444,362)	(475,338)
Capital expenditures for on-campus participating properties	(2,098)	(2,898)	(3,654)
Proceeds from notes receivable	45,432	5,333	—
Other investing activities	(980)	(3,370)	(1,669)
Net cash used in investing activities	(207,432)	(416,140)	(335,812)

Financing activities
Proceeds from unsecured notes	795,808	398,816	—
Pay-off of unsecured notes	(400,000)	—	—
Pay-off of mortgage and construction loans	(124,559)	(53,818)	(186,347)
Defeasance costs related to early extinguishment of debt	(4,156)	—	(2,726)
Pay-off of unsecured term loans	—	—	(450,000)
Proceeds from revolving credit facility	1,902,600	949,000	1,095,500
Paydowns of revolving credit facility	(1,957,200)	(910,600)	(835,800)
Proceeds from construction loans	—	31,611	100,882
Proceeds from mortgage loans	—	—	330,000
Scheduled principal payments on debt	(11,852)	(11,938)	(11,704)
Debt issuance costs	(9,614)	(6,462)	(656)
Increase in ownership of consolidated subsidiary	(77,200)	(105,109)	(10,486)
Contribution by noncontrolling interests	5,414	1,174	379,391
Taxes paid on net-share settlements	(4,175)	(3,975)	(2,756)
Distributions paid to common and restricted stockholders	(260,771)	(258,620)	(250,521)
Distributions paid to noncontrolling interests	(5,356)	(9,487)	(153,841)
Net cash (used) provided by financing activities	(151,061)	20,592	936

Net change in cash, cash equivalents, and restricted cash	(7,376)	(25,169)	41,745
Cash, cash equivalents, and restricted cash at beginning of period	81,348	106,517	64,772
Cash, cash equivalents, and restricted cash at end of period	$73,972	$81,348	$106,517

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$54,017	$54,650	$71,238
Restricted cash	19,955	26,698	35,279
Total cash, cash equivalents, and restricted cash at end of period	$73,972	$81,348	$106,517

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$—	$6,077	$13,332
Non-cash contribution from noncontrolling interest	$696	$—	$8,729
Accrued development costs and capital expenditures	$28,994	$37,260	$54,975
Change in fair value of redeemable noncontrolling interest	$2,002	$(14,350)	$(66,079)
Change in ownership of consolidated subsidiary	$—	$—	$(175,529)
Initial recognition of operating lease right of use assets	$—	$463,445	$—
Initial recognition of operating lease liabilities	$—	$462,495	$—
Non-cash extinguishment of debt, including accrued interest	$—	$(34,570)	$—
Net assets surrendered in conjunction with extinguishment of debt	$—	$13,578	$—

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$108,791	$114,450	$101,841
Income taxes paid	$1,455	$3,041	$1,060
 See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2020	December 31, 2019
Assets

Investments in real estate
Owned properties, net	$6,721,744	$6,694,715
On-campus participating properties, net	69,281	75,188
Investments in real estate, net	6,791,025	6,769,903

Cash and cash equivalents	54,017	54,650
Restricted cash	19,955	26,698
Student contracts receivable, net	11,090	13,470
Operating lease right of use assets	457,573	460,857
Other assets	197,500	234,176

Total assets	$7,531,160	$7,559,754

Liabilities and capital

Liabilities
Secured mortgage and bond debt, net	$646,827	$787,426
Unsecured notes, net	2,375,603	1,985,603
Unsecured term loans, net	199,473	199,121
Unsecured revolving credit facility	371,100	425,700
Accounts payable and accrued expenses	85,070	88,411
Operating lease liabilities	486,631	473,070
Other liabilities	185,352	157,368
Total liabilities	4,350,056	4,116,699

Commitments and contingencies (Note 15)

Redeemable limited partners	24,567	104,381

Capital
Partners’ capital
General partner - 12,222 OP units outstanding at both December 31, 2020 and December 31, 2019	23	40
Limited partner - 137,619,869 and 137,392,530 OP units outstanding at December 31, 2020 and December 31, 2019, respectively	3,136,882	3,311,582
Accumulated other comprehensive loss	(22,777)	(16,946)
Total partners’ capital	3,114,128	3,294,676
Noncontrolling interests – partially owned properties	42,409	43,998
Total capital	3,156,537	3,338,674

Total liabilities and capital	$7,531,160	$7,559,754

Consolidated variable interest entities’ assets and debt included in the above balances

Investments in real estate, net	$592,787	$788,393
Cash, cash equivalents, and restricted cash	$41,248	$59,908
Other assets	$13,078	$18,387
Secured mortgage debt, net	$410,837	$418,241
Accounts payable, accrued expenses and other liabilities	$46,645	$56,976

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Owned properties	$818,298	$877,565	$825,959
On-campus participating properties	29,906	36,346	34,596
Third-party development services	7,543	13,051	7,281
Third-party management services	12,436	12,936	9,814
Resident services	2,401	3,144	3,160
Total revenues	870,584	943,042	880,810

Operating expenses (income)
Owned properties	378,454	390,664	373,521
On-campus participating properties	13,521	15,028	14,602
Third-party development and management services	21,700	19,915	15,459
General and administrative	36,874	31,081	34,537
Depreciation and amortization	267,703	275,046	263,203
Ground/facility leases	13,513	14,151	11,855
(Gain) loss from disposition of real estate, net	(48,525)	53	(42,314)
Provision for impairment	—	17,214	—
Other operating income	—	—	(2,648)
Total operating expenses	683,240	763,152	668,215

Operating income	187,344	179,890	212,595

Nonoperating income (expenses)
Interest income	2,939	3,686	4,834
Interest expense	(112,507)	(111,287)	(99,228)
Amortization of deferred financing costs	(5,259)	(5,012)	(5,816)
(Loss) gain from extinguishment of debt, net	(4,827)	20,992	7,867
Other nonoperating income	3,507	—	1,301
Total nonoperating expenses	(116,147)	(91,621)	(91,042)

Income before income taxes	71,197	88,269	121,553
Income tax provision	(1,349)	(1,507)	(2,429)
Net income	69,848	86,762	119,124
Net loss (income) attributable to noncontrolling interests – partially owned properties	3,259	(1,398)	(1,215)
Net income attributable to American Campus Communities Operating Partnership LP	73,107	85,364	117,909
Series A preferred units distributions	(56)	(68)	(124)
Net income attributable to common unitholders	$73,051	$85,296	$117,785

Other comprehensive loss
Change in fair value of interest rate swaps and other	(5,831)	(12,549)	(1,696)
Comprehensive income	$67,220	$72,747	$116,089

Net income per unit attributable to common unitholders
Basic	$0.51	$0.61	$0.85
Diluted	$0.51	$0.60	$0.84
Weighted-average common units outstanding
Basic	138,057,439	137,826,949	137,586,759
Diluted	139,178,905	138,817,890	138,493,757

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands, except unit data)

					Accumulated Other	Noncontrolling
	General Partner		Limited Partner		Comprehensive	Interests – Partially
	Units	Amount	Units	Amount	(Loss) Income	Owned Properties	Total
Capital, December 31, 2017	12,222	$67	136,414,284	$3,487,619	$(2,701)	$13,973	3,498,958
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(66,079)	—	—	(66,079)
Amortization of restricted stock awards and vesting of restricted stock units	—	—	27,376	12,176	—	—	12,176
Vesting of restricted stock awards	—	—	170,664	(2,756)	—	—	(2,756)
Distributions to common and restricted unitholders and other ($1.82 per common unit)	—	(22)	—	(250,499)	—	—	(250,521)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	212,481	212,481
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(152,325)	(152,325)
Change in ownership of consolidated subsidiary	—	—	—	174,515	—	(9,472)	165,043
Conversion of common and preferred operating partnership units to common stock	—	—	412,343	13,332	—	—	13,332
Change in fair value of interest rate swaps and other	—	—	—	—	(1,696)	—	(1,696)
Net income	—	10	—	117,085	—	1,093	118,188
Capital, December 31, 2018	12,222	$55	137,024,667	$3,485,393	$(4,397)	$65,750	$3,546,801
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(14,350)	—	—	(14,350)
Amortization of restricted stock awards and vesting of restricted stock units	—	—	18,318	13,617	—	—	13,617
Vesting of restricted stock awards	—	—	180,961	(3,975)	—	—	(3,975)
Distributions to common and restricted unitholders and other ($1.87 per common unit)	—	(23)	—	(258,597)	—	—	(258,620)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	924	924
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(8,425)	(8,425)
Change in ownership of consolidated subsidiary	—	—	—	(1,544)	—	(15,261)	(16,805)
Conversion of common and preferred operating partnership units to common stock	—	—	168,584	6,077	—	—	6,077
Change in fair value of interest rate swaps and other	—	—	—	—	610	—	610
Termination of interest rate swaps	—	—	—	—	(13,159)	—	(13,159)
Net income	—	8	—	84,961	—	1,010	85,979
Capital, December 31, 2019	12,222	$40	137,392,530	$3,311,582	$(16,946)	$43,998	$3,338,674
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	2,002	—	—	2,002
Amortization of restricted stock awards and vesting of restricted stock units	—	—	27,644	15,424	—	—	15,424
Vesting of restricted stock awards	—	—	199,695	(4,175)	—	—	(4,175)
Distributions to common and restricted unitholders and other ($1.88 per common unit)	—	(23)	—	(260,748)	—	—	(260,771)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	6,110	6,110
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(4,419)	(4,419)
Change in fair value of interest rate swaps and other	—	—	—	—	(5,831)	—	(5,831)
Net income (loss)	—	6	—	72,797	—	(3,280)	69,523
Capital, December 31, 2020	12,222	$23	137,619,869	$3,136,882	$(22,777)	$42,409	$3,156,537

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$69,848	$86,762	$119,124
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from disposition of real estate	(48,525)	53	(42,314)
Gain from insurance and litigation settlements	(1,100)	—	(1,245)
Loss (gain) from extinguishment of debt	4,827	(20,992)	(7,867)
Gain from early repayment of notes receivable	(2,136)	—	—
Provision for impairment	—	17,214	—
Depreciation and amortization	267,703	275,046	263,203
Amortization of deferred financing costs and debt premiums/discounts	1,140	538	885
Share-based compensation	15,424	13,617	12,176
Income tax provision	1,349	1,507	2,429
Amortization of interest rate swap terminations	1,705	1,133	412
Termination of interest rate swaps	—	(13,159)	—
Changes in operating assets and liabilities:
Student contracts receivable, net	2,340	(5,407)	148
Other assets	10,757	(4,445)	(9,570)
Accounts payable and accrued expenses	(5,308)	(1,532)	31,299
Other liabilities	33,093	20,044	7,941
Net cash provided by operating activities	351,117	370,379	376,621

Investing activities
Proceeds from disposition of properties	146,144	108,562	242,284
Cash paid for land acquisitions	(22,032)	(8,559)	(26,626)
Capital expenditures for owned properties	(58,312)	(70,846)	(70,809)
Investments in owned properties under development	(315,586)	(444,362)	(475,338)
Capital expenditures for on-campus participating properties	(2,098)	(2,898)	(3,654)
Proceeds from notes receivable	45,432	5,333	—
Other investing activities	(980)	(3,370)	(1,669)
Net cash used in investing activities	(207,432)	(416,140)	(335,812)

Financing activities
Proceeds from unsecured notes	795,808	398,816	—
Pay-off of unsecured notes	(400,000)	—	—
Pay-off of mortgage and construction loans	(124,559)	(53,818)	(186,347)
Defeasance costs related to early extinguishment of debt	(4,156)	—	(2,726)
Pay-off of unsecured term loans	—	—	(450,000)
Proceeds from revolving credit facility	1,902,600	949,000	1,095,500
Paydowns of revolving credit facility	(1,957,200)	(910,600)	(835,800)
Proceeds from construction loans	—	31,611	100,882
Proceeds from mortgage loans	—	—	330,000
Scheduled principal payments on debt	(11,852)	(11,938)	(11,704)
Debt issuance costs	(9,614)	(6,462)	(656)
Increase in ownership of consolidated subsidiary	(77,200)	(105,109)	(10,486)
Contribution by noncontrolling interests	5,414	1,174	379,391
Taxes paid on net-share settlements	(4,175)	(3,975)	(2,756)
Distributions paid to common and preferred unitholders	(259,566)	(257,780)	(250,515)
Distributions paid on unvested restricted stock awards	(2,142)	(1,902)	(1,522)
Distributions paid to noncontrolling interests - partially owned properties	(4,419)	(8,425)	(152,325)
Net cash (used) provided by financing activities	(151,061)	20,592	936

Net change in cash, cash equivalents, and restricted cash	(7,376)	(25,169)	41,745
Cash, cash equivalents, and restricted cash at beginning of period	81,348	106,517	64,772
Cash, cash equivalents, and restricted cash at end of period	$73,972	$81,348	$106,517

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$54,017	$54,650	$71,238
Restricted cash	19,955	26,698	35,279
Total cash, cash equivalents, and restricted cash at end of period	$73,972	$81,348	$106,517

Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$—	$6,077	$13,332
Non-cash contribution from noncontrolling interest	$696	$—	$8,729
Accrued development costs and capital expenditures	$28,994	$37,260	$54,975
Change in fair value of redeemable noncontrolling interest	$2,002	$(14,350)	$(66,079)
Change in ownership of consolidated subsidiary	$—	$—	$(175,529)
Initial recognition of operating lease right of use assets	$—	$463,445	$—
Initial recognition of operating lease liabilities	$—	$462,495	$—
Non-cash extinguishment of debt, including accrued interest	$—	$(34,570)	$—
Net assets surrendered in conjunction with extinguishment of debt	$—	$13,578	$—

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$108,791	$114,450	$101,841
Income taxes paid	$1,455	$3,041	$1,060

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of December 31, 2020, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2020, ACC owned an approximate 99.6% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company” mean collectively ACC, ACCOP, and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of December 31, 2020, the Company’s property portfolio contained 166 properties with approximately 111,900 beds.  The Company’s property portfolio consisted of 126 owned off-campus student housing properties that are in close proximity to colleges and universities, 34 American Campus Equity (“ACE®”) properties operated under ground/facility leases, and six on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 166 properties, eight of 10 phases at one property were under development as of December 31, 2020, and when completed will consist of a total of approximately 8,800 beds.  The Company's communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of December 31, 2020, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 40 properties that represented approximately 29,200 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one year to five years.  As of December 31, 2020, the Company’s total owned and third-party managed portfolio included 206 properties with approximately 141,100 beds.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements and Securities and Exchange Commission (“SEC”) Rules

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In March 2020, the SEC adopted rules that amended the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. Subsequently, in November 2020, the FASB issued ASU 2020-09 which revises SEC paragraphs of the codification to reflect, as appropriate, the amended disclosure requirements mentioned above. Under the amended rules, parent companies can provide alternative disclosures in lieu of separate audited financial statements of subsidiary issuers and guarantors that meet certain circumstances. Both rules are effective on January 4, 2021, but earlier compliance is permitted. The Company is in the process of evaluating the rules and their potential effect on the consolidated financial statements and related disclosures of ACCOP.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity" which simplifies the accounting for convertible instruments and accounting for contracts in an entity’s own equity. Under the new guidance, entities will only analyze whether cash settlements are explicitly required when registered shares are unavailable. As a result, such contracts may be classified in permanent rather than mezzanine equity, which may affect the way American Campus Communities Operating Partnership Units (“OP Units") are presented on the Company's consolidated balance sheets. The update is effective for the Company beginning on January 1, 2022, but early adoption is allowed beginning January 1, 2021. The Company is in the process of evaluating the impact of adopting the new standard on its consolidated financial statements.

In addition, the Company does not expect the following accounting pronouncement issued by the FASB to have a material effect on its consolidated financial statements:

Accounting Standards Update	Effective Date

ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes"	January 1, 2021

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which amended the transition requirements and scope of ASU 2016-13 and clarified that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with Accounting Standards Codification 842, Leases. The Company adopted ASU 2016-13 on January 1, 2020. The Company notes that a majority of its financial instruments result from operating leasing transactions, which as mentioned above, are not within the scope of the new standard. However, the Company did perform both a quantitative and qualitative analysis on the financial assets that were covered under this guidance. Based on this analysis, the Company concluded the new standard did not have a material impact on the consolidated financial statements.

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

In April 2020, the FASB issued a Staff Question & Answer (“Q&A”) which was intended to reduce the challenges of evaluating the enforceable rights and obligations of leases for concessions granted to lessees in response to the novel coronavirus disease (“COVID-19”), which was characterized on March 11, 2020 by the World Health Organization as a pandemic. Prior to this guidance, the Company was required to determine, on a lease by lease basis, if a lease concession should be accounted for as a lease modification, potentially resulting in any lease concessions granted being recorded as a reduction to revenue or ground lease expense, as applicable, on a straight-line basis over the remaining term of the lease. The Q&A allows both lessors and lessees to bypass this analysis and elect not to evaluate whether concessions provided in response to the COVID-19 pandemic are lease modifications. This relief is subject to certain conditions being met, including ensuring the total remaining lease payments are substantially the same or less than the original lease payments prior to the concession being granted. The Company has elected to apply such relief and will therefore not evaluate if lease concessions that were granted in response to the COVID-19 pandemic meet the definition of a lease modification. Accordingly, the Company accounted for qualifying rent concessions as negative variable lease payments, which reduced revenue or ground lease expense from such leases in the period the concessions were granted. Refer to Note 14 for additional information.

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

Capitalization Policy and Useful Lives

Investments in real estate are recorded at historical cost.  Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset.  The cost of ordinary repairs and maintenance are expensed as incurred.  Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	7 - 40 years
Leasehold interest - on-campus participating properties	25 - 34 years (shorter of useful life or respective lease term)
Furniture, fixtures and equipment	3 - 7 years

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred financing costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $12.1 million, $12.1 million, and $11.7 million was capitalized during the years ended December 31, 2020, 2019, and 2018, respectively.

Impairment Assessment

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020, the Company concluded the global economic disruption caused by COVID-19, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, was a potential impairment indicator. For investments in real estate in which the Company concluded an indicator of impairment existed, it performed a quantitative analysis and concluded that the carrying value of each investment in real estate was recoverable from the respective estimated undiscounted future cash flows. As a result, there were no impairments of the carrying values of the Company’s investments in real estate as of December 31, 2020. During the year ended December 31, 2019, concurrent with the classification of one owned property as held for sale, the Company recorded a $3.2 million impairment charge which is included in provision for impairment within operating income on the accompanying consolidated statements of comprehensive income. Refer to Note 6 for additional information regarding the disposition. There were no impairment charges during the year ended December 31, 2018.

Land Acquisitions

Land acquisitions are accounted for as asset acquisitions, as substantially all of the fair value of the acquisition is concentrated in a single identifiable asset. In an asset acquisition, assets acquired are measured based on the cost of the acquisition, which is the consideration transferred to the seller and direct transaction costs related to the acquisition.

Assets Held for Sale

Long-lived assets to be disposed of are classified as held for sale in the period in which all of the following criteria are met:

a.Management, having the authority to approve the action, commits to a plan to sell the asset.
b.The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets.
c.An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated.
d.The sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year.
e.The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value.
f.Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Concurrent with this classification, the asset is recorded at the lower of cost or fair value less estimated selling costs, and depreciation ceases. The Company did not have any properties classified as held for sale as of December 31, 2020 and 2019.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans Receivable

In 2013, as part of the settlement of a litigation matter related to a third-party management contract assumed in connection with the Company’s 2008 acquisition of GMH Communities Trust, the Company acquired a protective advance note and outstanding bond insurer claim (collectively, the “Loans Receivable”) from National Public Finance Guarantee Corporation for an aggregate of approximately $52.8 million. The Loans Receivable carried an interest rate of 5.12% and were secured by a lien on, and the cash flows from, two student housing properties in close proximity to the University of Central Florida. In October 2020, the properties were recapitalized and, as a result, the Company received full repayment of the outstanding Loans Receivable balance plus accrued interest, totaling $55.0 million. Upon repayment of the Loans Receivable, the remaining unamortized discount associated with the Loans Receivable of $2.1 million was recorded as a gain in other nonoperating income on the accompanying consolidated statements of comprehensive income. As of December 31, 2019, the Loans Receivable carried a balance, net of unamortized discount of $2.3 million, of approximately $50.6 million.

Leases

When the Company enters into a contract or amends an existing contract, it evaluates whether the contract meets the definition of a lease under ASC Topic 842 - Leases ("ASC 842"). To meet the definition of a lease, the contract must meet all three of the following criteria:

•One party (lessor) must hold an identified asset;
•The counterparty (lessee) must have the right to obtain substantially all of the economic benefits from the use of the asset throughout the period of the contract; and
•The counterparty (lessee) must have the right to direct the use of the identified asset throughout the period of the contract.

As Lessee

The Company classifies leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized on a straight-line basis over the term of the lease (operating lease) or under the effective interest method (finance lease). In addition, the authoritative guidance requires lessees to recognize right-of-use ("ROU") assets and related lease liabilities for leases with a term greater than 12 months regardless of their lease classification.

The Company, as lessee, has entered into 49 ground/facility and office space lease agreements, which qualify as operating leases under ASC 842. These leases include leases entered into under the ACE program with university systems and Walt Disney World® Resort, leases with local and regional land owners for owned off-campus properties, leases for corporate office space, and leases under the on-campus participating property (“OCPP”) structure. Leases entered into under the ACE program are used for the purpose of financing, constructing, and managing student housing properties. These leases are transferable and financeable, and the lessor has title to the land and in some cases any improvements placed thereon. Leases entered into under the OCPP structure are used for the purpose of developing, constructing and operating student housing facilities on university campuses.  Under the terms of these leases, title to the land and constructed facilities is held by the lessor and such lessor receives a de minimis base rent paid at inception and 50% of defined net cash flows on an annual basis through the term of the lease. Under ground/facility leases, the lessors receive annual minimum base rent, variable rent based upon the operating performance of the property, or a combination thereof.  The leases have initial terms, excluding extension options, ranging from seven years to 102 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company records base rent expense under the straight-line method over the term of the lease, and variable rent expense is recorded when the achievement of the target is considered probable. For properties under construction, straight-line rent is capitalized during the construction period and expensed upon the commencement of operations For purposes of calculating the ROU asset and lease liability for such leases, extension options are not included in the lease term unless it is reasonably certain that the Company will exercise the option, or the lessor has the sole ability to exercise the option. As most of the Company’s leases do not contain an implicit rate, the Company uses its incremental borrowing rate to determine the present value of the lease payments, which is the interest rate that the Company estimates it would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. In determining this rate, we analyze company-specific factors, such as credit risk, lease-specific factors such as lease term, lease payments, and collateral, as well as overall economic conditions. The weighted average incremental borrowing rate was 5.36% as of December 31, 2020.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As Lessor

The Company classifies leases as either sales-type, direct financing, or operating leases. A lease will be treated as a sales-type lease if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as a direct-financing lease if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. The Company elected to adopt the practical expedient that allows lessors to not separate certain lease and non-lease components for common area maintenance and the related rental revenue, as it determined that the timing and pattern of transfer is the same.

Operating Leases

The Company’s primary business involves leasing properties to students under agreements that are classified as operating leases and have terms of 12 months or less. These student leases do not provide for variable rent payments. The Company is also a lessor under commercial leases at certain owned properties, some of which provide for variable lease payments based upon tenant performance such as a percentage of sales.

The Company recognizes the base lease payments provided for under the leases on a straight-line basis over the lease term, and variable payments are recognized in the period in which the changes in facts and circumstances on which the variable payments are based occur. Refer to Note 7 for additional information on our owned real estate assets, which are the underlying assets under our operating leases. The Company expenses, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. These costs include internal leasing payroll costs, as well as certain legal expenses incurred when negotiating commercial leases. Additionally, the Company evaluates collectability of all operating lease payments in a contract at lease commencement and thereafter. The Company concludes that operating lease payments are probable of collection at lease commencement. If the operating lease payments are subsequently deemed not probable of collection, adjustments are recognized as a reduction to lease income and, subsequently, any lease revenue is only recognized when cash receipts are received. The Company also maintains an allowance for uncollectible operating lease receivables. If, after lease commencement, the assessment of collectability on operating lease payments changes, the Company will determine whether the allowance adequately contemplated this change. Any changes to the provision for uncollectible accounts are presented as a reduction to revenue in the accompanying consolidated statements of comprehensive income. Determining the probability of collection is impacted by numerous factors including tenant creditworthiness, economic conditions, and the Company's historical experience with tenants.

Sales-type Leases

In certain instances at ACE properties, the ground lease agreement may require the Company to construct additional facilities desired by the ground lessor and subsequently lease those facilities to the ground lessor over a specified period. These facilities will ultimately be owned, managed, and funded by the ground lessors. Such spaces include but are not limited to dining, childcare, retail, academic, and office facilities. In this type of transaction, title to the facilities transfers to the ground lessor at the end of the lease term, and lease payments are structured to effectively reimburse the Company for the cost of constructing the additional facilities plus interest. As control of the underlying asset in these agreements transfers to the ground lessor at the end of the lease term, the leases are classified as sales-type leases. At lease inception, the Company records a net investment in the lease, which is equal to the sum of the lease receivable and the unguaranteed residual asset, discounted at the rate implicit in the lease. Any difference between the fair value of the asset and the net investment in the lease is considered selling profit or loss. Due to the nature of these transactions, the net investment in the lease is equal to the sum of the lease receivable, discounted at the rate implicit in the lease, and therefore no selling profit or loss is recorded. The cash rent the Company receives from tenants is not entirely recorded as rental revenue, but rather a portion is recorded as interest income and a portion is recorded as a reduction to the lease receivable, based on the effective interest method at a constant rate of return over the terms of the applicable leases. The Company's net investment in sales-type leases was $18.6 million and $6.3 million as of December 31, 2020 and 2019, respectively, which is included in other assets in the accompanying consolidated balance sheets. The weighted average remaining term of these leases was 21.2 years as of December 31, 2020. The Company recorded $0.4 million, $0.4 million, and $0.2 million of interest income related to these leases for the years ended December 31, 2020, 2019, and 2018.

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

For acquired properties subject to an in-place property tax incentive arrangement, a portion of the purchase price is allocated to the present value of expected future property tax savings over the projected incentive arrangement period. There were no new acquisitions or investments in joint ventures during the years ended December 31, 2020 and 2019, that required an allocation to in-place property tax incentive arrangements assumed. Unamortized in-place property tax incentive arrangements as of December 31, 2020 and 2019 were approximately $34.5 million and $38.6 million, respectively, and are included in other assets on the accompanying consolidated balance sheets. Amortization expense was approximately $3.4 million, $3.5 million, and $3.7 million for the years ended December 31, 2020, 2019, and 2018, respectively, and is included in owned properties operating expense in the accompanying consolidated statements of comprehensive income. As of December 31, 2020, the remaining weighted average tax incentive arrangement period was 18.1 years. During the year ended December 31, 2019, the Company recorded a $14.0 million impairment charge associated with a tax incentive arrangement that was recorded upon acquisition of an owned property in 2015 due to current facts and circumstances indicating that the originally assumed property tax savings will not materialize. This impairment charge is based on Level 3 inputs and is included in provision for impairment on the accompanying consolidated statements of comprehensive income.

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. When debt modifications do not include material changes to the terms of the underlying debt agreement, unamortized costs of the original instrument are added to the costs of the modification and amortized over the life of the modified debt using the effective interest method.  Deferred financing costs, net of amortization, for the Company’s revolving credit facility are included in other assets on the accompanying consolidated balance sheets. Net deferred financing costs for the Company’s revolving credit facility as of December 31, 2020, and 2019 were approximately $1.9 million and $3.5 million, respectively. Net deferred financing costs for the Company's secured mortgage and bond debt, unsecured notes, and unsecured term loans are presented as a reduction to the unpaid principal balance of the respective debt in the accompanying consolidated balance sheets. Refer to Note 9 for additional information regarding these balances.

Redeemable Noncontrolling Interests

The Company follows guidance issued by the FASB regarding the classification and measurement of redeemable securities. Under this guidance, securities that are redeemable for cash or other assets, at the option of the holder and not solely within the control of the issuer, must be classified outside of permanent equity as redeemable noncontrolling interests. The Company makes this determination based on terms in the applicable agreements, specifically in relation to redemption provisions. The Company initially records the redeemable noncontrolling interests at fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the redemption value (assuming the noncontrolling interest is redeemable at the balance sheet date), with the corresponding offset for changes in fair value recorded in additional paid in capital. Reductions in fair value are recorded only to the extent that the Company has previously recorded increases in fair value above the redeemable noncontrolling interests’ initial basis. As the changes in redemption value are based on fair value, there is no effect on the Company’s earnings per share. Redeemable noncontrolling interests on the accompanying consolidated balance sheets of ACC are referred to as redeemable limited partners on the accompanying consolidated balance sheets of the Operating Partnership. Refer to Note 8 for a more detailed discussion of redeemable noncontrolling interests for both ACC and the Operating Partnership.

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

For joint ventures that are not defined as VIEs, where the Company is the general partner, but does not control the joint venture due to the other partners holding substantive participating rights, the Company uses the equity method of accounting.  For joint ventures where the Company is a limited partner, management evaluates whether the Company holds substantive participating rights. In instances where the Company holds substantive participating rights in the joint venture, the Company consolidates the joint venture; otherwise, it uses the equity method of accounting.

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

Mortgage Debt - Premiums and Discounts

Mortgage debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of mortgage debt assumed in connection with the Company’s property acquisitions.  The mortgage debt premiums and discounts are included in secured mortgage and bond debt, net on the accompanying consolidated balance sheets and are amortized to interest expense over the term of the related mortgage loans using the effective-interest method.  The amortization of mortgage debt premiums and discounts resulted in a net decrease to interest expense of approximately $4.7 million, $4.9 million, and $5.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.  As of December 31, 2020 and 2019, net unamortized mortgage debt premiums were approximately $1.7 million and $6.4 million, respectively.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third-Party Development Services Revenue

The Company recognizes development and construction revenues over the life of the contract using a time-based measure of progress. An entire development and construction contract represents a single performance obligation comprised of a series of distinct services to be satisfied over time, and a single transaction price to be recognized over the life of the contract using a time-based measure of progress. Any variable consideration included in the transaction price is estimated using the expected value approach and is only included to the extent that a significant revenue reversal is not likely to occur.

Third-Party Development Services and Owned Development Project Costs

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time as management believes it is probable that the contract will be executed and/or construction will commence, at which time the Company capitalizes the costs.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income. Refer to Note 15 for details of the amount the Company has deferred in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

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

Advertising Costs

Advertising costs are expensed during the period incurred, or as the advertising takes place, depending on the nature and term of the specific advertising arrangements.  Advertising expense approximated $12.9 million, $15.7 million, and $13.6 million for the years ended December 31, 2020, 2019, and 2018, respectively, and is included in owned properties operating expenses on the accompanying consolidated statements of comprehensive income

Derivative Instruments and Hedging Activities

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

Share-Based Compensation

Compensation expense associated with share-based awards is recognized in the accompanying consolidated statements of comprehensive income based on the grant-date fair values and is adjusted as actual forfeitures occur. Compensation expense is recognized over the period during which the employee is required to provide service in exchange for the award, which is generally the vesting period.  See Note 11 for an expanded discussion of the Company’s share-based compensation awards.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders.  As a REIT, the Company will generally not be subject to corporate level federal income tax on taxable income it currently distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax for tax years ending on or prior to December 31, 2017) and may not be able to qualify as a REIT for the subsequent four taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local income and excise taxes on its income and property, and to federal income and excise taxes on its undistributed income.

The Company owns various TRSs, one of which manages the Company’s non-REIT activities and each of which is subject to federal, state and local income taxes.

3. Earnings Per Share

Earnings Per Share – Company

Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of shares of the Company’s common stock outstanding during the period.  Diluted earnings per share reflects common shares issuable from the assumed conversion of OP Units and common share awards granted.  Only those items having a dilutive impact on basic earnings per share are included in diluted earnings per share.

The following potentially dilutive securities were outstanding for the years ended December 31, 2020, 2019, and 2018, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Year Ended December 31,
	2020	2019	2018
Common OP Units (Note 8)	468,475	531,112	771,708
Preferred OP Units (Note 8)	35,242	42,421	77,513
Total potentially dilutive securities	503,717	573,533	849,221

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Year Ended December 31,
	2020	2019	2018
Numerator - basic and diluted earnings per share
Net income	$69,848	$86,762	$119,124
Net loss (income) attributable to noncontrolling interests	2,955	(1,793)	(2,029)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	72,803	84,969	117,095
Amount allocated to participating securities	(2,142)	(1,902)	(1,522)
Net income attributable to common stockholders	$70,661	$83,067	$115,573

Denominator
Basic weighted average common shares outstanding	137,588,964	137,295,837	136,815,051
Unvested restricted stock awards (Note 11)	1,121,466	990,941	906,998
Diluted weighted average common shares outstanding	138,710,430	138,286,778	137,722,049

Earnings per share
Net income attributable to common stockholders - basic	$0.51	$0.61	$0.84
Net income attributable to common stockholders - diluted	$0.51	$0.60	$0.84

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Year Ended December 31,
	2020	2019	2018
Numerator - basic and diluted earnings per unit
Net income	$69,848	$86,762	$119,124
Net income attributable to noncontrolling interests – partially owned properties	3,259	(1,398)	(1,215)
Series A preferred unit distributions	(56)	(68)	(124)
Amount allocated to participating securities	(2,142)	(1,902)	(1,522)
Net income attributable to common unitholders	$70,909	$83,394	$116,263

Denominator
Basic weighted average common units outstanding	138,057,439	137,826,949	137,586,759
Unvested restricted stock awards (Note 11)	1,121,466	990,941	906,998
Diluted weighted average common units outstanding	139,178,905	138,817,890	138,493,757

Earnings per unit
Net income attributable to common unitholders - basic	$0.51	$0.61	$0.85
Net income attributable to common unitholders - diluted	$0.51	$0.60	$0.84

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.     Income Taxes

As mentioned in Note 2, the Company qualifies as a REIT under the Code.  As a REIT, the Company is not subject to federal income tax as long as it distributes at least 90% of its taxable income to its shareholders each year.  If the Company’s taxable income exceeds its distributions for the year, the REIT tax rules allow the Company to designate distributions from a subsequent tax year in order to avoid current taxation on undistributed income. No provision for federal income taxes for the REIT has been included in the accompanying consolidated financial statements as the Company expects to meet the 90% annual distribution requirement. If the Company fails to qualify as a REIT, the Company will be subject to federal income tax (including any applicable alternative minimum tax for tax years ending on or prior to December 31, 2017) on its taxable income and to federal income and excise taxes on its undistributed income. In addition, ACCOP is a flow-through entity and is not subject to federal income taxes at the entity level. Historically, the Company has incurred only state and local income, franchise, and margin taxes.

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

	December 31,
	2020	2019
Deferred tax assets
Fixed and intangible assets	$1,669	$1,488
Net operating loss carryforwards	8,207	7,290
Prepaid and deferred income	1,060	1,115
Bad debt reserves	675	528
Leases	3,314	3,480
Accrued expenses and other	3,795	4,049
Stock compensation	3,084	2,636
Total deferred tax assets	21,804	20,586
Valuation allowance for deferred tax assets	(18,578)	(17,121)
Deferred tax assets, net of valuation allowance	3,226	3,465

Deferred tax liability
Leases	(3,189)	(3,413)
Deferred financing costs	(37)	(52)

Net deferred tax liabilities	$—	$—

Significant components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$(103)	$(157)	$—
State	(1,246)	(1,350)	(2,429)
Deferred
Federal	—	—	—
State	—	—	—
Total provision	$(1,349)	$(1,507)	$(2,429)

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TRS earnings subject to tax consisted of a loss of approximately $5.4 million, income of approximately $10.0 million, and a loss of approximately $2.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.  The reconciliation of income tax for the TRSs computed at the U.S. statutory rate to income tax provision is as follows:

	Year Ended December 31,
	2020	2019	2018
Tax benefit (provision) at U.S. statutory rates on TRS income subject to tax	$1,536	$(789)	$327
State income tax, net of federal income tax benefit (provision)	278	(57)	13
Effect of permanent differences and other	(8)	5	(154)
(Increase) decrease in valuation allowance	(1,806)	841	(186)
TRS income tax provision	$—	$—	$—

At December 31, 2020, the TRSs had net operating loss carryforwards (“NOLs”) of approximately $33.7 million for income tax purposes that begin to expire in 2031.  These NOLs may be used to offset future taxable income generated by each of the respective TRSs.  Due to the various limitations to which the use of NOLs are subject, the Company has applied a valuation allowance to the NOLs given the likelihood that the NOLs will expire unused.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states’ jurisdictions as required, and as of December 31, 2020, the 2019, 2018 and 2017 calendar tax years are subject to examination by the tax authorities.

The Company had no material unrecognized tax benefits for the years ended December 31, 2020, 2019, and 2018, and as of December 31, 2020, the Company does not expect to record any material unrecognized tax benefits. Because no material unrecognized tax benefits have been recorded, no related interest or penalties have been calculated.

A schedule of per share distributions the Company paid and reported to its shareholders, which is unaudited, is set forth in the following table:

	Year Ended December 31,
Tax Treatment of Distributions	2020	2019	2018
Ordinary income	$1.1004	$0.6625	$—
Long-term capital gain (1)	0.3560	1.2075	1.8200
Return of capital	0.4236	—	—
Total per common share outstanding	$1.8800	$1.8700	$1.8200
(1)Unrecaptured Section 1250 gains of $0.2052, $0.3827 and $0.4008 were reported for the years ended December 31, 2020, 2019 and 2018, respectively.

5. Acquisitions and Joint Venture Investments

Joint Venture Transaction

In August 2020, the Company executed an agreement to enter into a joint venture arrangement with a third-party partner to develop a property located in Nashville, TN (the “Nashville Joint Venture”). The Company’s contribution consisted of cash and pre-development expenditures totaling $5.6 million in exchange for a 50% ownership interest in the Nashville Joint Venture. Additionally, as part of the transaction, the Company financed the third-party partner’s contribution with a $5.4 million, two-year note receivable (the “Note”) at a 6.5% annual interest rate. The third-party partner contributed the proceeds from the Note as well as pre-development and transaction costs of approximately $0.7 million in exchange for a 50% ownership interest in the Nashville Joint Venture. In September 2020, the Nashville Joint Venture purchased a land parcel for $11.3 million including transaction costs. The Nashville Joint Venture was determined to be a VIE with the Company being the primary beneficiary. As such, the Nashville Joint Venture is included in the Company’s consolidated financial statements contained herein and the third-party partner’s ownership interest is accounted for as noncontrolling interest - partially owned properties. Prior to the construction of the project, the Company and its current third-party partner intend to identify an additional third-party partner who will contribute additional equity to the project, at which time the Company and its current third-party partner will become noncontrolling partners.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Presale Development Projects

During the year ended December 31, 2019, two properties containing 783 beds and subject to presale agreements were completed and acquired by the Company for $110.2 million. The purchase price included $8.6 million related to the purchase of the land on which one of the properties is built. Additionally, upon acquisition, the third-party developer repaid an $18.5 million mezzanine loan, including accrued interest, that the Company provided to one of the projects during the construction period.

During the year ended December 31, 2018, The Edge - Stadium Centre, a 412-bed off-campus development property subject to a presale agreement, was completed and acquired by the Company for $42.6 million, including $10.0 million related to the purchase of the land on which the property is built.

As presale development properties are consolidated by the Company from time of execution of the presale agreements with the developers, the closing of the transactions was accounted for as an increase in ownership of a consolidated subsidiary.

Land Acquisitions

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

During the year ended December 31, 2018, the Company purchased a land parcel for a total purchase price of approximately $16.6 million.

6. Property Dispositions

Property Dispositions

In March 2020, the Company sold The Varsity, an owned property located near University of Maryland in College Park, Maryland, containing 901 beds for $148.0 million, resulting in net cash proceeds of approximately $146.1 million. The net gain on this disposition totaled approximately $48.5 million.

During the year ended December 31, 2019, the Company sold two owned properties containing 1,150 beds for approximately $109.5 million, resulting in net cash proceeds of approximately $108.6 million. Concurrent with the classification of one of the sold properties as held for sale, the Company reduced the property’s carrying amount to its estimated fair value less estimated selling costs and recorded an impairment charge of $3.2 million. The combined net loss on the dispositions was not material.

During the year ended December 31, 2018, the Company sold a portfolio of three owned properties containing 1,338 beds for approximately $245.0 million, resulting in net cash proceeds of approximately $242.3 million. The combined net gain on the portfolio disposition totaled approximately $42.3 million.

Joint Venture Activities

During the year ended December 31, 2018, the Company executed an agreement to enter into a joint venture arrangement with Allianz Real Estate (the “ACC / Allianz Joint Venture Transaction”). The transaction included the sale of a partial ownership interest in a portfolio of seven owned properties, containing 4,611 beds, through a joint venture arrangement. The joint venture transaction involved the joint venture partner making a cash contribution of approximately $373.1 million in exchange for a 45% ownership interest. As part of the transaction, the joint venture issued $330.0 million of secured mortgage debt. The joint venture was determined to be a VIE. As the Company retained control of the properties after the joint venture transaction, it was deemed the primary beneficiary. As such, the Company’s contribution of the properties to the joint venture was recorded at net book value, and the joint venture is included in the Company’s consolidated financial statements contained herein. The joint venture partner’s ownership interest in the joint venture is accounted for as noncontrolling interest.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Investments in Real Estate

Owned properties, both wholly-owned and those owned through investments in VIEs, consisted of the following:

	December 31, 2020	December 31, 2019
Land	$664,879	$654,985
Buildings and improvements	6,949,781	6,749,757
Furniture, fixtures and equipment	405,843	391,208
Construction in progress	361,893	341,554
	8,382,396	8,137,504
Less accumulated depreciation	(1,660,652)	(1,442,789)
Owned properties, net	$6,721,744	$6,694,715

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

On-campus participating properties consisted of the following:

	December 31, 2020	December 31, 2019
Buildings and improvements	$157,218	$155,941
Furniture, fixtures and equipment	14,389	13,552
Construction in progress	—	6
	171,607	169,499
Less accumulated depreciation	(102,326)	(94,311)
On-campus participating properties, net	$69,281	$75,188
8. Noncontrolling Interests

Interests in Consolidated Real Estate Joint Ventures

Noncontrolling interests - partially owned properties: As of December 31, 2020, the Operating Partnership consolidates five joint ventures that own and operate 10 owned off-campus properties and one land parcel. The portion of net assets attributable to the third-party partners in these arrangements is classified as “noncontrolling interests - partially owned properties” within equity and capital on the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively.

Redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership): The noncontrolling interest holder in the Core Spaces / DRW Real Estate Investment joint ventures (the “Core Joint Ventures”), which were formed in 2017, had the option to redeem its noncontrolling interest in the entities through the exercise of put options. As the exercise of the options was outside of the Company’s control, the portion of net assets attributable to the third-party partner was classified as “redeemable noncontrolling interests” and “redeemable limited partners” in the mezzanine section of the December 31, 2019 consolidated balance sheets of ACC and the Operating Partnership, respectively. The redemption price was based on the fair value of the properties at the time of option exercise. These redeemable noncontrolling interests were marked to their redemption value at each balance sheet date. As the change in redemption value was based on fair value, there was no effect on the Company’s earnings per share. During the year ended December 31, 2020, the noncontrolling interest holder exercised its option to redeem its remaining ownership interest in the Core Joint Ventures, which reduced the redeemable noncontrolling interest by $77.2 million. As of December 31, 2020, the Company had 100% ownership interest in all five properties initially held by the Core Joint Ventures.

Operating Partnership Ownership

Also included in redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership) are OP Units for which the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unitholder, or for which the Operating Partnership has the intent or history of exchanging such units for cash. The units classified as such include Series A Preferred Units (“Preferred OP Units”) and Common OP Units. The value of OP Units is reported at the greater of fair value, which is based on the closing market value of the Company’s common

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stock at period end, or historical cost at the end of each reporting period. The OP Unitholders’ share of the income or loss of the Company is included in “net income attributable to noncontrolling interests” on the accompanying consolidated statements of comprehensive income of ACC.

As of December 31, 2020 and 2019, respectively, approximately 0.4% of the equity interests of the Operating Partnership were held by owners of Common OP Units and Preferred OP Units not held by ACC or ACC Holdings. During the year ended December 31, 2020, there were no conversions of Common OP Units or Preferred OP Units to shares of ACC's common stock. During the year ended December 31, 2019, 126,313 Common OP Units and 42,271 Preferred OP Units were converted into an equal number of shares of ACC’s common stock.

Below is a table summarizing the activity of redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership) for the years ended December 31, 2020 and 2019, which includes both the redeemable joint venture partners and OP Units discussed above:

Balance, December 31, 2017	$132,169
Net income	936
Distributions	(1,516)
Conversion of OP Units into shares of ACC common stock	(13,334)
Contributions from noncontrolling interests	112
Adjustments to reflect redeemable noncontrolling interests at fair value	66,079
Balance, December 31, 2018	$184,446
Net income	783
Distributions	(1,062)
Conversion of OP Units into shares of ACC common stock	(6,082)
Contributions from noncontrolling interests	250
Purchase of noncontrolling interests	(88,304)
Adjustments to reflect redeemable noncontrolling interests at fair value	14,350
Balance, December 31, 2019	$104,381
Net income	325
Distributions	(937)
Purchase of noncontrolling interests	(77,200)
Adjustments to reflect redeemable noncontrolling interests at fair value	(2,002)
Balance, December 31, 2020	$24,567

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	December 31,
	2020	2019
Debt secured by owned properties
Mortgage loans payable
Unpaid principal balance	$563,506	$693,584
Unamortized deferred financing costs	(848)	(1,294)
Unamortized debt premiums	1,819	6,596
Unamortized debt discounts	(151)	(199)
	564,326	698,687
Debt secured by on-campus participating properties
Mortgage loans payable (1)	63,714	65,942
Bonds payable (1)	19,110	23,215
Unamortized deferred financing costs	(323)	(418)
	82,501	88,739

Total secured mortgage and bond debt	646,827	787,426

Unsecured notes, net of unamortized OID and deferred financing costs (2)	2,375,603	1,985,603
Unsecured term loans, net of unamortized deferred financing costs (3)	199,473	199,121
Unsecured revolving credit facility	371,100	425,700

Total debt, net	$3,593,003	$3,397,850
(1)The creditors of mortgage loans payable and bonds payable related to on-campus participating properties do not have recourse to the assets of the Company.
(2)Includes net unamortized original issue discount (“OID”) of $5.8 million and $2.3 million at December 31, 2020 and 2019, respectively, and net unamortized deferred financing costs of $18.6 million and $12.1 million at December 31, 2020 and 2019, respectively.
(3)Includes net unamortized deferred financing costs of $0.5 million and $0.9 million at December 31, 2020 and 2019, respectively.

Mortgage Loans Payable

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

Mortgage loans payable, excluding debt premiums and discounts, consisted of the following as of December 31, 2020:

			December 31, 2020
	Principal Outstanding		Weighted	Weighted	Number of
	December 31,		Average	Average Years	Properties
	2020	2019	Interest Rate	to Maturity	Encumbered
Fixed Rate
Mortgage loans payable (1)	$625,136	$756,397	4.18%	6.3 Years	16
Variable Rate
Mortgage loans payable (2)	2,084	3,129	2.65%	24.6 Years	—
Total	$627,220	$759,526	4.17%	6.3 years	16
(1)Fixed rate mortgage loans payable mature on various dates from 2021 through 2045 and carry interest rates ranging from 3.76% to 5.47% at December 31, 2020.
(2)Represents mortgage debt at one of our on-campus participating properties not subject to an interest rate swap contract. This property is included in the number of properties encumbered by mortgage loans above.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2020, the following transactions occurred:

Mortgage Loans Payable (1)
Balance, December 31, 2019	$759,526
Pay-off of mortgage notes payable (2)	(124,559)
Scheduled repayments of principal	(7,747)
Balance, December 31, 2020	$627,220
(1)Balance excludes unamortized debt premiums and discounts.
(2)Represents pay-offs of mortgage notes payable secured by four properties.

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

Bonds Payable

Three of the on-campus participating properties are 100% financed with outstanding project-based taxable bonds.  Under the terms of these financings, one of the Company’s special purpose subsidiaries publicly issued three series of taxable bonds and loaned the proceeds to three special purpose subsidiaries that each hold a separate leasehold interest.  The bonds encumbering the leasehold interests are non-recourse, subject to customary exceptions.  Although a default in payment by these special purpose subsidiaries could result in a default under one or more series of bonds, indebtedness of any of these special purpose subsidiaries is not cross-defaulted or cross-collateralized with indebtedness of the Company, the Operating Partnership, or other special purpose subsidiaries.  Repayment of principal and interest on these bonds is insured by MBIA, Inc.  Interest and principal are paid semi-annually and annually, respectively, through maturity.  Covenants include, among other items, budgeted and actual debt service coverage ratios.  As of December 31, 2020, the Company was in compliance with all such covenants.

Bonds payable at December 31, 2020 consisted of the following:

Series	Mortgaged Facilities Subject to Leases	Original	Principal	Weighted Average Rate	Maturity Date	Required Monthly Debt Service
			December 31, 2020
1999	University Village-PVAMU/TAMIU	$39,270	$9,380	7.76%	September 2023	$302
2001	University College–PVAMU	20,995	7,660	7.62%	August 2025	158
2003	University College–PVAMU	4,325	2,070	6.21%	August 2028	28
	Total/weighted average rate	$64,590	$19,110	7.54%		$488

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

In January 2020, the Operating Partnership closed a $400.0 million offering of senior unsecured notes under its existing shelf registration.  These 10-year notes were issued at 99.81% of par value with a coupon of 2.85% and are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually on February 1 and August 1, with the first payment due and payable on August 1, 2020. The notes will mature on February 1, 2030.  Net proceeds from the sale of the senior unsecured notes totaled approximately $394.5 million, after deducting the underwriting discount and offering expenses which will be amortized over the term of the unsecured notes. The Company used the proceeds to fund the early redemption of its $400 million 3.35% Senior Notes due October 2020. The prepayment resulted in approximately $4.8 million in debt extinguishment costs incurred during the first quarter of 2020, which is reflected in loss from extinguishment of debt on the accompanying consolidated statements of comprehensive income.

As of December 31, 2020, the Company has issued the following senior unsecured notes:

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

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of December 31, 2020, the Company was in compliance with all such covenants.

Unsecured Revolving Credit Facility

In February 2019, the Company exercised the option under the existing credit agreement to increase the capacity of the unsecured revolving credit facility from $700 million to $1.0 billion. It may be expanded by up to an additional $200 million upon the satisfaction of certain conditions. The maturity date of the revolving credit facility is March 2022.

The unsecured revolving credit facility bears interest at a variable rate, at the Company’s option, based upon a base rate of one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $1.0 billion revolving credit facility.  As of December 31, 2020, the revolving credit facility bore interest at a weighted average annual rate of 1.35% (0.15% + 1.00% spread + 0.20% facility fee), and availability under the revolving credit facility totaled $628.9 million.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The financial

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of December 31, 2020, the Company was in compliance with all such covenants.

Unsecured Term Loans

The Company is currently party to an Unsecured Term Loan Credit Agreement (the "Term Loan Facility") totaling $200 million which matures in June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. In 2019, the Company entered into two interest rate swap contracts to hedge the variable rate cash flows associated with the LIBOR-based interest payments on the Term Loan Facility. The weighted average annual rate on the Term Loan was 2.54% (1.44% + 1.10% spread) at December 31, 2020. Refer to Note 12 for more information related to cash flow hedges of interest rate risk. The Term Loan Facility includes certain restrictions and covenants consistent with those of the unsecured revolving credit facility discussed above. As of December 31, 2020, the Company was in compliance with all such covenants.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt premiums and discounts, for each of the five years subsequent to December 31, 2020 and thereafter:

2021	$107,127
2022	604,464
2023	408,800
2024	529,329
2025	3,313
Thereafter	1,964,397
$3,617,430

The Company's payment of principal and interest were current at December 31, 2020.  Certain of the mortgage notes and bonds payable are subject to prepayment penalties.

10. Stockholders’ Equity / Partners’ Capital

Stockholders’ Equity – Company

The Company has an at-the-market share offering program (the “ATM Equity Program”) through which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $500.0 million.  Actual sales under the program will depend on a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company.

There was no activity under the Company’s ATM Equity Program during the years ended December 31, 2020 and 2019. As of December 31, 2020, the Company had $500.0 million available for issuance under its ATM Equity Program.

The Company has a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of certain employees and members of the Company’s Board of Directors, in which vested share awards (see Note 11), salary, and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the year ended December 31, 2020, 21,537 shares and 7,719 shares of vested stock were deposited into and withdrawn from the Deferred Compensation Plan, respectively, bringing the total ACC shares held in the Deferred Compensation Plan to 91,746 as of December 31, 2020.

11. Incentive Award Plan

The Company has an Incentive Award Plan (the “Plan”) that provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The types of awards that may be granted under

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Plan include incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), profits interest units (“PIUs”), and other stock-based awards. The Company has reserved a total 3.5 million shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  As of December 31, 2020, 2.7 million shares were available for issuance under the Plan.

Restricted Stock Awards
The Company awards RSAs to its executive officers and certain employees that vest in equal annual installments over a five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company under specified circumstances.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company.  A summary of the Company’s RSAs under the Plan for the years ended December 31, 2020 and 2019 is presented below:

	Number of RSAs	Weighted-Average Grant Date Fair Value Per RSA
Nonvested balance at December 31, 2018	862,680	$42.46
Granted	387,341	44.08
Vested	(266,556)	41.86
Forfeited	(16,124)	42.91
Nonvested balance at December 31, 2019	967,341	$43.27
Granted	444,522	47.13
Vested	(295,385)	43.40
Forfeited	(23,882)	44.56
Nonvested balance at December 31, 2020	1,092,596	$44.78

The fair value of RSAs is calculated based on the closing market value of the Company’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $14.4 million, $12.7 million, and $11.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.  The weighted-average grant date fair value for each RSA granted and forfeited during the year ended December 31, 2018 was $39.41 and $43.64, respectively.

The total fair value of RSAs vested during the year ended December 31, 2020 was approximately $12.8 million.  Additionally, as of December 31, 2020, the Company had approximately $36.3 million of total unrecognized compensation cost related to granted RSAs, which is expected to be recognized over a remaining weighted-average period of 3.3 years.

Per the provisions of the Plan, an employee becomes retirement eligible when: (i) the sum of an employee’s full years of service (a minimum of 120 contiguous full months) and the employee’s age on the date of termination (a minimum of 50 years of age) equals or exceeds 70 years (hereinafter referred to as the “Rule of 70”); (ii) the employee gives at least six months prior written notice to the Company of his or her intention to retire; and (iii) the employee enters into a noncompetition agreement and a general release of all claims in a form that is reasonably satisfactory to the Company.  As of December 31, 2020, 24 employees have met the Rule of 70, including the Company’s Chief Executive Officer and President. A total of 414,665 unvested RSAs are held by such employees representing future amortization expense of $13.7 million.  Once the first two conditions of retirement eligibility are met, the unvested shares held by these employees will be subject to accelerated vesting.

Restricted Stock Units

Upon initial appointment to the Board of Directors and reelection to the Board of Directors at each Annual Meeting of Stockholders, each independent member of the Board of Directors is granted RSUs.  On the Settlement Date, the Company will deliver to the recipients a number of shares of common stock or cash, as determined by the Compensation Committee of the Board of Directors, equal to the number of RSUs granted to the recipients.  In addition, recipients of RSUs are entitled to dividend equivalents equal to the cash distributions paid by the Company on one share of common stock for each RSU issued, payable currently, or on the Settlement Date, as determined by the Compensation Committee of the Board of Directors.

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

A summary of ACC’s RSUs under the Plan for the years ended December 31, 2020 and 2019 and activity during the years then ended is presented below:

	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Outstanding at December 31, 2018	—	$—
Granted	20,812	47.34
Settled in common shares	(18,318)	47.37
Settled in cash	(2,494)	47.11
Outstanding at December 31, 2019	—	$—
Granted	30,137	34.10
Settled in common shares	(27,644)	34.10
Settled in cash	(2,493)	34.10
Outstanding at December 31, 2020	—	$—

The Company recognized expense of approximately $1.0 million, $0.9 million, and $1.1 million for the years ended December 31, 2020, 2019, and 2018, respectively, reflecting the fair value of the RSUs issued on the date of grant. The weighted-average grant-date fair value for each RSU granted during the year ended December 31, 2018 was $39.45.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. These agreements contain provisions such that if the Company defaults on any of its indebtedness, regardless of whether the repayment of the indebtedness has been accelerated by the lender or not, then the Company could also be declared in default on its derivative obligations.  As of December 31, 2020, the Company was not in default on any of its indebtedness or derivative instruments.

The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded outside of earnings in other comprehensive income (“OCI”) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s outstanding interest rate swap contracts which are included in other assets and other liabilities on the accompanying consolidated balance sheets as of December 31, 2020:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	$12,003	$(33)
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	12,127	(33)
Park Point mortgage loan	Feb 1, 2019	Jan 16, 2024	2.7475%	LIBOR - 1 month	70,000	(5,462)
College Park mortgage loan	Oct 16, 2019	Oct 16, 2022	1.2570%	LIBOR - 1 month, with 1 day lookback	37,500	(757)
Unsecured term loan	Nov 4, 2019	Jun 27, 2022	1.4685%	LIBOR - 1 month	100,000	(1,999)
Unsecured term loan	Dec 2, 2019	Jun 27, 2022	1.4203%	LIBOR - 1 month	100,000	(1,927)
				Total	$331,630	$(10,211)

In December 2018, the Company entered into three forward starting interest rate swap contracts with notional amounts totaling $200.0 million designated to hedge the Company's exposure to increasing interest rates related to interest payments on an anticipated issuance of unsecured notes. In connection with the issuance of unsecured notes in June 2019, the Company terminated the swap contracts resulting in payments to counterparties totaling approximately $13.2 million, which were recorded in accumulated other comprehensive loss and which will be amortized to interest expense over the term of the swap contracts based on the June 2019 issuance and expected additional issuances.

The table below presents the fair value of the Company’s derivative financial instruments and their classification on the accompanying consolidated balance sheets as of December 31, 2020 and 2019:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Description	Balance Sheet Location	12/31/2020	12/31/2019	Balance Sheet Location	12/31/2020	12/31/2019

Interest rate swap contracts	Other assets	$—	$743	Other liabilities	$10,211	$3,436
Total derivatives designated as hedging instruments		$—	$743		$10,211	$3,436

The table below presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of comprehensive income for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
Description	2020	2019	2018

Change in fair value of derivatives and other recognized in Other Comprehensive Income ("OCI")	$(11,380)	$(723)	$(1,984)
Swap interest accruals reclassified to interest expense	3,844	200	(124)
Termination of interest rate swap payment recognized in OCI	—	(13,159)	—
Amortization of interest rate swap terminations (1)	1,705	1,133	412
Total change in OCI due to derivative financial instruments	$(5,831)	$(12,549)	$(1,696)

Interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$112,507	$111,287	$99,228
(1)Represents amortization from OCI into interest expense.

As of December 31, 2020, the Company estimates that $6.7 million will be reclassified from other comprehensive income to interest expense over the next twelve months.

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

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. There were no Level 1 measurements for the periods presented, and the Company had no transfers between Levels 1, 2, or 3 during the periods presented. Refer to Note 8 for a discussion of the Level 3 activity during the period related to the redeemable noncontrolling interests in partially owned properties.

	Fair Value Measurements as of
	December 31, 2020				December 31, 2019
	Level 2		Level 3	Total	Level 2		Level 3		Total
Assets
Derivative financial instruments	$—		$—	$—	$743	(1)	$—		$743
Liabilities
Derivative financial instruments	$10,211	(1)	$—	$10,211	$3,436	(1)	$—		$3,436
Mezzanine
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$21,567	(2)	$3,000	$24,567	$23,690	(2)	$80,691	(3)	$104,381
(1)Valued using discounted cash flow analyses with observable market-based inputs of interest rate curves and option volatility, as well as credit valuation adjustments to reflect nonperformance risk.
(2)Represents the OP Unit component of redeemable noncontrolling interests which is based on the greater of fair value of the Company’s common stock or historical cost at the balance sheet date. Represents a quoted price for a similar asset in an active market. Refer to Note 8.
(3)Represents noncontrolling partners' equity in the Core Joint Ventures which is valued using primarily unobservable inputs, including the Company’s analysis of comparable properties in the Company’s portfolio, estimations of net operating results of the properties, capitalization rates, discount rates, and other market data. Refer to Note 8.

Financial Instruments Not Carried at Fair Value

As of December 31, 2020 and December 31, 2019, the carrying values for the following instruments represent fair values due to the short maturity of the instruments: Cash and Cash Equivalents, Restricted Cash, Student Contracts Receivable, certain items in Other Assets (including receivables, deposits, and prepaid expenses), Accounts Payable, Accrued Expenses, and Other Liabilities.

As of December 31, 2020 and December 31, 2019, the carrying values for the following instruments represent fair values due to the variable interest rate feature of the instruments: Unsecured Revolving Credit Facility and Mortgage Loans Payable (variable rate).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of December 31, 2020 and 2019. There were no Level 1 measurements for the periods presented.

	December 31, 2020						December 31, 2019
	Carrying Amount		Estimated Fair Value				Carrying Amount		Estimated Fair Value
			Level 2		Level 3				Level 2		Level 3
Assets
Loans receivable	$—		$—		$—	(1)	$50,553		$—		$48,307	(1)
Liabilities (2)
Unsecured notes	$2,375,603		$2,609,373	(3)	$—		$1,985,603		$2,069,817	(3)	$—
Mortgage loans payable (fixed rate)	$625,783	(4)	$656,648	(5)	$—		$761,296	(4)	$766,821	(5)	$—
Bonds payable	$18,960		$20,720	(6)	$—		$23,001		$25,110	(6)	$—
Unsecured term loan (fixed rate)	$199,473		$203,348	(7)	$—		$199,121		$198,687		$—
(1)As described in Note 2, the loans receivable were paid off during the year ended December 31, 2020. The fair value as of December 31, 2019 was based on a discounted cash flow analysis with inputs of scheduled cash flows and discount rates that a willing buyer and seller might use.
(2)Carrying amounts disclosed include any applicable net unamortized OID, net unamortized deferred financing costs, and net unamortized debt premiums and discounts (see Note 9).
(3)Valued using interest rate and spread assumptions that reflect current creditworthiness and market conditions available for the issuance of unsecured notes with similar terms and remaining maturities.
(4)Does not include one variable rate mortgage loan with a principal balance of $2.1 million and $3.1 million as of December 31, 2020 and 2019, respectively.
(5)Valued using the present value of the cash flows at current market interest rates through maturity that primarily fall within the Level 2 category.
(6)Valued using quoted prices in markets that are not active due to the unique characteristics of these financial instruments.
(7)In November and December 2019, the Company entered into two interest rate swap contracts to hedge the variable rate cash flows associated with the LIBOR-based interest payments on the Term Loan Facility (see Note 9). Valued using the present value of the cash flows at interpolated 1-month LIBOR swap rates through maturity that primarily fall within the Level 2 category.

14. Leases

As Lessee

As discussed in Note 2, the Company as lessee has entered into lease agreements with university systems and other third parties for the purpose of financing, constructing, and operating student housing properties. Under the terms of the ground/facility leases, the lessor may receive annual minimum rent, variable rent based upon the operating performance of the property, or a combination thereof.

In the accompanying consolidated statements of comprehensive income, rent expense for ACE properties and OCPPs is included in ground/facility lease expense, and rent expense for owned off-campus properties is included in owned properties operating expenses. Total straight-line rent expense, variable rent expense, and capitalized rent cost, were as follows:

	Year Ended December 31,
Description	2020	2019	2018
Straight-line rent expense	$12,379	$10,009	$8,798
Variable rent expense (1)	$5,761	$8,996	$7,234
Capitalized rent cost	$15,772	$12,889	$2,296
(1)During the year ended December 31, 2020, the Company received rent concessions in the form of abatements of $1.5 million which were recorded as negative variable rent expense.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum commitments over the life of all leases, which exclude variable rent payments, are as follows:

December 31, 2020
2021	$16,749
2022	23,664
2023	28,776
2024	29,371
2025	29,404
Thereafter	1,632,009
Total minimum lease payments	1,759,973
Less imputed interest	(1,273,342)
Total lease liabilities (1)	$486,631
(1)The weighted average remaining lease term of leases with a lease liability, excluding extension options, as of December 31, 2020 was 61.9 years.

As Lessor

As discussed in Note 2, the Company as lessor has entered into leases with both student and commercial tenants. Lease income under both student and commercial leases is included in owned property revenues in the accompanying consolidated statements of comprehensive income and is presented in the following table:

	Year Ended December 31,
Description	2020	2019	2018
Student lease income	$809,112	$851,992	$794,689
Commercial lease income	$11,793	$13,211	$13,086

During the year ended December 31, 2020, through its Resident Hardship Program, the Company provided $14.2 million in rent abatements to its tenants experiencing financial hardship due to COVID-19 and an additional $18.7 million in rent abatements through its University Partnerships. In addition, during the year ended December 31, 2020, the Company provided $2.3 million in rent abatements to its commercial tenants experiencing financial hardship due to COVID-19. Both of these abatements were recorded as a reduction to owned property revenues. Also, during the year ended December 31, 2020, an additional $1.5 million in rent abatements were granted to tenants at the Company’s on-campus participating properties, which are reflected as a reduction to OCPP revenues. The Company also waived all late fees and online payment fees and suspended financial related evictions during the spring and summer terms, and in certain cases continues to do so for the current academic year.

15. Commitments and Contingencies

Commitments

Construction Contract: As of December 31, 2020, the Company estimates additional costs to complete one owned development project under construction to be approximately $142.5 million.

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

Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
provide completion date guarantees and to cover cost overruns and liquidated damages. In order to mitigate risk due to change orders, all final development budgets also include a contingency line item. In addition, the GMP is in certain cases secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees is approximately $8.0 million as of December 31, 2020.

As of December 31, 2020, management does not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress. Although the company currently anticipates completing projects currently under development by the scheduled date and within budget, the project locations could be subject to restrictions on physical movement imposed by governmental entities in response to the COVID-19 pandemic. Some of these orders may adversely affect the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction entirely, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor; however, the Company anticipates that deviations from schedule or budget related to the effects of the COVID-19 pandemic will qualify as force majeure events.

As a part of the development agreement with Walt Disney World® Resort, the Company has guaranteed the completion of construction of approximately $614.6 million to be delivered in phases from 2020 to 2023. In May and August 2020, the Company substantially completed construction on Phases I and II, respectively, of the project within the targeted delivery timeline. In addition, the Company is subject to a development guarantee in the event that the substantial completion of a project phase is delayed beyond its respective targeted delivery date, except in circumstances resulting in unavoidable delays. The agreement dictates that the Company shall pay damages of $20 per bed for each day of delay for any Disney College Internship Program participant who was either scheduled to live in the delayed phase as well as any participant who was not able to participate in the program due to the lack of available housing and would have otherwise been housed in the delayed phase. Under the agreement, the maximum exposure related to the Disney project assuming all remaining beds are not delivered on their respective delivery dates is approximately $0.2 million per day. As of December 31, 2020, management did not anticipate any material deviations from schedule or budget related to the Disney project.

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
Other: In June 2019, the Company entered into a purchase and sale agreement to buy a land parcel initially scheduled to close on or before June 30, 2021, with potential extensions at the Company’s option to June 1, 2022 or June 1, 2023. In connection with the execution of the agreement, the Company made an earnest money deposit of $2.1 million which is included in restricted cash on the accompanying consolidated balance sheets. As a part of the agreement, within 60 days of certain conditions not being met, the seller of the property can either terminate the agreement or exercise an option to require the Company to purchase the undeveloped land, with the Company retaining all rights to fully own, develop, and utilize the land. If the option is exercised, the Company must pay the agreed upon purchase price of $28.7 million and a commission calculated as a percentage of the sales price, and also reimburse the seller for demolition costs.

Pre-development expenditures: As discussed in the section Third-Party Development Services and Owned Development Project Costs in Note 2, the Company incurs pre-development expenditures with the pursuit of third-party and owned development projects. The Company bears the risk of loss of these pre-development expenditures if financing cannot be arranged or the Company is unable to obtain the required permits and authorizations for the project. As of December 31, 2020, the Company has deferred approximately $19.4 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction. Such costs are net of any contractual arrangements through which the Company could be reimbursed by another party. Such costs are included in other assets on the accompanying consolidated balance sheets.

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

In August 2020, a former employee of the Company filed a lawsuit alleging that the Company violated certain sections of the California Labor Code and related California labor laws and regulations. The employee is currently seeking recourse on his own behalf as well as other current and former employees of the Company. The Company disputes these claims and intends to defend the matter vigorously. Management, in consultation with its internal and external legal counsel, deems it reasonably possible that a material loss exposure exists. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, the Company cannot currently estimate the potential loss or range of loss that may result from this action.

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

	Year Ended December 31,
	2020	2019	2018
Owned Properties
Rental revenues and other income	$820,699	$880,709	$829,119
Interest income	459	473	1,436
Total revenues from external customers	821,158	881,182	830,555
Operating expenses before depreciation, amortization, and ground/facility lease expense	(378,454)	(390,664)	(373,521)
Ground/facility lease expense	(11,505)	(11,084)	(8,927)
Interest expense, net (1)	(12,413)	(16,859)	(14,742)
Income before depreciation and amortization	$418,786	$462,575	$433,365
Depreciation and amortization	$(256,238)	$(261,938)	$(250,715)
Capital expenditures	$373,898	$515,208	$546,147
Total segment assets at December 31,	$7,368,883	$7,346,625	$6,841,222

On-Campus Participating Properties
Rental revenues and other income	$29,906	$36,346	$34,596
Interest income	31	167	133
Total revenues from external customers	29,937	36,513	34,729
Operating expenses before depreciation, amortization, and ground/facility lease expense	(13,521)	(15,028)	(14,602)
Ground/facility lease expense	(2,008)	(3,067)	(2,928)
Interest expense, net (1)	(4,146)	(4,934)	(5,098)
Income before depreciation and amortization	$10,262	$13,484	$12,101
Depreciation and amortization	$(8,015)	$(8,380)	$(7,819)
Capital expenditures	$2,098	$2,898	$3,654
Total segment assets at December 31,	$86,523	$97,561	$93,917

Development Services
Development and construction management fees	$7,543	$13,051	$7,281
Operating expenses	(9,431)	(8,658)	(8,031)
(Loss) income before depreciation and amortization	$(1,888)	$4,393	$(750)
Total segment assets at December 31,	$13,887	$13,539	$10,087

Property Management Services
Property management fees from external customers	$12,436	$12,936	$9,814
Operating expenses	(12,269)	(11,257)	(7,428)
Income before depreciation and amortization	$167	$1,679	$2,386
Total segment assets at December 31,	$8,390	$8,888	$6,426

Reconciliations
Total segment revenues and other income	$871,074	$943,682	$882,379
Unallocated interest income earned on investments and corporate cash	2,449	3,046	3,265
Total consolidated revenues, including interest income	$873,523	$946,728	$885,644

Segment income before depreciation and amortization	$427,327	$482,131	$447,102
Segment depreciation and amortization	(264,253)	(270,318)	(258,534)
Corporate depreciation	(3,450)	(4,728)	(4,669)
Net unallocated expenses relating to corporate interest and overhead	(130,373)	(117,529)	(110,660)
Gain (loss) from disposition of real estate, net	48,525	(53)	42,314
Other operating and nonoperating income	3,507	—	3,949
Amortization of deferred financing costs	(5,259)	(5,012)	(5,816)
Provision for impairment	—	(17,214)	—
(Loss) gain from extinguishment of debt, net	(4,827)	20,992	7,867
Income tax provision	(1,349)	(1,507)	(2,429)
Net income	$69,848	$86,762	$119,124

Total segment assets	$7,477,683	$7,466,613	$6,951,652
Unallocated corporate assets	53,477	93,141	87,194
Total assets at December 31,	$7,531,160	$7,559,754	$7,038,846
(1)    Net of capitalized interest and amortization of debt premiums.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Subsequent Events

Distributions: On January 18, 2021, the Company’s Board of Directors declared a distribution per share of $0.47 which was paid on February 19, 2021 to all common stockholders of record as of January 28, 2021.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 8).

Change in Debt Agreement: In February 2021, the Company refinanced $24.0 million of on-campus participating property mortgage debt that was scheduled to mature in 2021, which extended the maturity to February 2028. Additionally, in February 2021, the Company entered into an interest rate swap agreement to convert the refinanced mortgage loan to a fixed rate.

Executive Officer Retirement: In February 2021, the Company announced the retirement of the Company’s President, effective August 24, 2021. As a result, $2.6 million of accelerated restricted stock award amortization expense will be recorded during the year ended December 31, 2021, representing the accelerated vesting of 80,887 unvested restricted stock awards.

COVID-19 Pandemic: Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company continues to closely monitor the magnitude and duration of the economic disruption associated with the COVID-19 pandemic, especially as it relates to whether the disruption results in any potential impairments to the Company’s investments in real estate.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Schedule of Real Estate and Accumulated Depreciation

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development (1)	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built (4)
Owned Properties (5)
The Callaway House College Station	173	538	$5,081	$20,499	$8,355	$5,002	$28,933	$33,935	$15,305	$—	1999
The Village at Science Drive	192	732	4,673	19,021	7,987	4,673	27,008	31,681	12,486	—	2000
University Village at Boulder Creek	82	309	1,035	16,393	1,196	1,035	17,589	18,624	8,285	—	2002
University Village	105	406	929	15,168	859	929	16,027	16,956	6,746	—	2004
University Village	220	749	—	41,119	2,310	—	43,429	43,429	18,408	—	2004
University Club Apartments	94	376	1,416	11,848	1,220	1,416	13,068	14,484	5,559	—	1999
City Parc at Fry Street	136	418	1,902	17,678	4,354	1,902	22,032	23,934	9,068	—	2004
Entrada Real	98	363	1,475	15,859	2,256	1,475	18,115	19,590	7,715	—	2000
University Village at Sweethome	269	828	2,473	34,448	2,685	2,473	37,133	39,606	14,666	—	2005
University Village	217	716	4,322	26,225	5,053	4,322	31,278	35,600	12,867	—	1991
Royal Village	118	448	2,386	15,153	6,168	2,363	21,344	23,707	8,242	—	1996
Royal Lexington	94	364	2,848	12,783	4,414	2,848	17,197	20,045	6,994	—	1994
Raiders Pass	264	828	3,877	32,445	5,344	3,877	37,789	41,666	14,973	—	2001
Aggie Station	156	450	1,634	18,821	3,632	1,634	22,453	24,087	8,916	—	2003
The Outpost	276	828	3,262	36,252	10,484	3,262	46,736	49,998	17,227	—	2005
Callaway Villas	236	704	3,903	31,953	643	3,903	32,596	36,499	12,064	—	2006
The Village on Sixth Avenue	248	752	2,763	22,480	9,120	2,763	31,600	34,363	12,205	—	1999
Newtown Crossing	356	942	7,013	53,597	1,228	7,013	54,825	61,838	19,068	—	2005
Olde Towne University Square	224	550	2,277	24,614	(322)	2,277	24,292	26,569	8,758	—	2005
Peninsular Place	183	478	2,306	16,559	1,263	2,306	17,822	20,128	6,406	—	2005
University Centre	234	838	—	77,378	577	—	77,955	77,955	26,861	—	2007
The Summit & Jacob Heights	258	930	2,318	36,464	2,256	2,318	38,720	41,038	12,604	—	2004
GrandMarc Seven Corners	186	440	4,491	28,807	1,379	4,491	30,186	34,677	10,037	—	2000
Aztec Corner	180	606	17,460	32,209	6,263	17,460	38,472	55,932	11,540	—	2001
The Tower at Third	188	375	1,145	19,128	12,795	1,267	31,801	33,068	12,042	—	1973
Willowtree Apartments and Tower	473	851	9,807	21,880	4,218	9,806	26,099	35,905	9,590	—	1970
University Pointe	204	682	989	27,576	3,835	989	31,411	32,400	11,259	—	2004
University Trails	240	684	1,183	25,173	3,583	1,183	28,756	29,939	10,350	—	2003
Campus Trails	156	480	1,358	11,291	7,830	1,225	19,254	20,479	5,821	—	1991
University Crossings (ACE)	260	1,016	—	50,668	41,376	—	92,044	92,044	34,047	—	2003
Vista del Sol (ACE)	613	1,866	—	135,939	6,915	—	142,854	142,854	49,195	—	2008
Villas at Chestnut Ridge	196	552	2,756	33,510	1,275	2,756	34,785	37,541	11,222	—	2008
Barrett Honors College (ACE)	604	1,721	—	131,302	22,951	—	154,253	154,253	51,879	—	2009
Sanctuary Lofts	201	485	2,960	18,180	4,923	2,959	23,104	26,063	8,560	—	2006

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development (1)	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built (4)
The Edge - Charlotte	180	720	$3,076	$23,395	$10,187	$3,076	$33,582	$36,658	$13,116	$—	1999
University Walk	120	480	2,016	14,599	3,805	2,016	18,404	20,420	6,710	—	2002
Uptown	180	528	3,031	21,685	4,520	3,031	26,205	29,236	8,196	—	2004
2nd Avenue Centre	274	868	4,434	27,236	4,558	4,434	31,794	36,228	11,075	—	2008
Villas at Babcock	204	792	4,642	30,901	723	4,642	31,624	36,266	12,224	—	2011
Lobo Village (ACE)	216	864	—	42,490	1,446	—	43,936	43,936	12,846	—	2011
Villas on Sycamore	170	680	3,000	24,640	975	3,000	25,615	28,615	10,335	—	2011
26 West	367	1,026	21,396	63,994	8,773	21,396	72,767	94,163	20,973	66,938	2008
Avalon Heights	210	754	4,968	24,345	15,625	4,968	39,970	44,938	12,679	—	2002
University Commons	164	480	12,559	19,010	3,510	12,559	22,520	35,079	6,641	—	2003
Casas del Rio (ACE)	283	1,028	—	40,639	3,080	—	43,719	43,719	18,268	—	2012
The Suites (ACE)	439	878	—	45,296	1,322	—	46,618	46,618	14,805	—	2013
Hilltop Townhomes (ACE)	144	576	—	31,507	935	—	32,442	32,442	11,528	—	2012
U Club on Frey	216	864	8,703	36,873	2,073	8,703	38,946	47,649	12,413	—	2013
Campus Edge on UTA Boulevard	128	488	2,661	21,233	1,554	2,663	22,785	25,448	8,145	—	2012
U Club Townhomes on Marion Pugh	160	640	6,722	26,546	2,286	6,722	28,832	35,554	10,635	—	2012
Villas on Rensch	153	610	10,231	33,852	1,701	10,231	35,553	45,784	11,876	—	2012
The Village at Overton Park	163	612	5,262	29,374	1,610	5,262	30,984	36,246	11,310	—	2012
Casa de Oro (ACE)	109	365	—	12,362	407	—	12,769	12,769	4,881	—	2012
The Villas at Vista del Sol (ACE)	104	400	—	20,421	639	—	21,060	21,060	8,145	—	2012
The Block	669	1,555	22,270	141,430	18,815	22,572	159,943	182,515	37,749	94,117	2008
University Pointe at College Station (ACE)	282	978	—	84,657	2,745	—	87,402	87,402	32,302	—	2012
309 Green	110	416	5,351	49,987	4,629	5,351	54,616	59,967	13,759	—	2008
The Retreat	187	780	5,265	46,236	4,393	5,265	50,629	55,894	13,257	—	2012
Lofts54	43	172	430	14,741	4,579	430	19,320	19,750	5,098	—	2008
Campustown Rentals	264	746	2,382	40,190	5,446	2,382	45,636	48,018	13,499	—	1982
Chauncey Square	158	386	2,522	40,013	2,189	2,522	42,202	44,724	10,822	—	2011
Texan & Vintage	124	311	5,937	11,906	16,348	5,962	28,229	34,191	6,988	18,796	2008
The Castilian	371	623	3,663	59,772	37,892	3,663	97,664	101,327	28,209	46,052	1967
Bishops Square	134	315	1,206	17,878	2,769	1,206	20,647	21,853	6,027	10,363	2002
Union	54	120	169	6,348	1,235	169	7,583	7,752	2,182	3,251	2006
922 Place	132	468	3,363	34,947	4,025	3,363	38,972	42,335	11,040	—	2009
Campustown	452	1,217	1,818	77,894	12,115	1,818	90,009	91,827	22,466	—	1997
River Mill	243	461	1,741	22,806	5,988	1,741	28,794	30,535	7,956	—	1972
The Province	219	696	2,226	48,567	2,397	2,226	50,964	53,190	13,333	25,875	2011
RAMZ Apartments on Broad	88	172	785	12,303	974	785	13,277	14,062	3,445	—	2004
The Lofts at Capital Garage	36	144	313	3,581	1,020	313	4,601	4,914	1,388	—	2000

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development (1)	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built (4)
25Twenty	249	562	$2,226	$33,429	$1,690	$2,226	$35,119	$37,345	$10,281	$24,204	2011
The Province	366	858	4,392	63,068	2,920	4,392	65,988	70,380	17,723	—	2009
The Province	336	816	3,798	70,955	3,913	3,798	74,868	78,666	20,091	—	2010
5 Twenty Four and 5 Twenty Five Angliana	376	1,060	—	60,448	7,945	5,214	63,179	68,393	17,198	—	2010
The Province	287	947	—	52,943	6,095	—	59,038	59,038	15,649	—	2009
U Pointe Kennesaw	216	795	1,482	61,654	6,974	1,482	68,628	70,110	19,533	—	2012
The Cottages of Durham	141	619	3,955	41,421	2,996	3,955	44,417	48,372	14,316	—	2012
University Edge	201	608	4,500	26,385	2,124	4,500	28,509	33,009	7,142	—	2012
The Lodges of East Lansing	364	1,049	6,472	89,231	4,544	6,472	93,775	100,247	23,553	27,297	2012
7th Street Station	82	309	9,792	16,472	660	9,792	17,132	26,924	4,778	—	2012
The Callaway House - Austin	219	753	—	61,550	1,690	—	63,240	63,240	18,635	80,726	2013
Manzanita Hall (ACE)	241	816	—	48,781	1,583	—	50,364	50,364	16,201	—	2013
University View (ACE)	96	336	—	14,683	318	—	15,001	15,001	4,717	—	2013
U Club Townhomes at Overton Park	112	448	7,775	21,483	1,054	7,775	22,537	30,312	7,111	—	2013
601 Copeland	81	283	1,457	26,699	706	1,457	27,405	28,862	7,304	—	2013
The Townhomes at Newtown Crossing	152	608	7,745	32,074	836	7,745	32,910	40,655	8,934	—	2013
Chestnut Square (ACE)	220	861	—	98,369	3,273	—	101,642	101,642	28,471	—	2013
Park Point	300	924	7,827	73,495	5,536	7,827	79,031	86,858	21,043	70,000	2008
U Centre at Fry Street	194	614	2,902	47,700	3,210	2,902	50,910	53,812	11,902	—	2012
Cardinal Towne	255	545	6,547	53,809	4,403	6,547	58,212	64,759	13,527	—	2010
Merwick Stanworth (ACE)	325	595	—	79,598	(613)	—	78,985	78,985	13,492	—	2014
Plaza on University	364	1,313	23,987	85,584	5,293	23,987	90,877	114,864	23,116	—	2014
U Centre at Northgate (ACE)	196	784	—	35,663	670	—	36,333	36,333	9,629	—	2014
University Walk	177	526	4,341	29,073	1,824	4,341	30,897	35,238	6,272	—	2014
U Club on Woodward	236	944	16,350	46,982	1,093	16,349	48,076	64,425	12,957	—	2014
Park Point	66	226	—	25,725	3,864	—	29,589	29,589	5,772	10,337	2010
1200 West Marshall	136	406	4,397	33,908	2,146	4,397	36,054	40,451	7,445	—	2013
8 1/2 Canal Street	160	540	2,797	45,394	2,583	2,797	47,977	50,774	8,973	—	2011
Vistas San Marcos	255	600	586	45,761	7,725	586	53,486	54,072	13,386	—	2013
Crest at Pearl	141	343	4,395	36,268	2,094	4,491	38,266	42,757	7,574	23,372	2014
U Club Binghamton	326	1,272	15,858	92,372	3,622	15,858	95,994	111,852	14,458	—	2005
160 Ross	182	642	2,962	38,478	1,206	2,962	39,684	42,646	8,714	—	2015
The Summit at University City (ACE)	351	1,315	—	154,770	2,264	—	157,034	157,034	27,482	—	2015
2125 Franklin	192	734	8,299	55,716	729	8,299	56,445	64,744	10,833	—	2015
University Crossings	187	546	645	36,838	6,067	645	42,905	43,550	6,482	—	2014
U Club on 28th	100	398	9,725	45,788	556	9,725	46,344	56,069	7,163	—	2016
Currie Hall (ACE)	178	456	—	49,987	443	—	50,430	50,430	8,283	—	2016

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development (1)	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built (4)
University Pointe (ACE)	134	531	$—	$44,035	$326	$—	$44,361	$44,361	$6,986	$—	2016
Fairview House (ACE)	107	633	—	38,144	243	—	38,387	38,387	7,188	—	2016
U Club Sunnyside	134	534	7,423	41,582	698	7,423	42,280	49,703	6,682	—	2016
Stadium Centre	558	1,383	19,249	131,739	8,747	19,249	140,486	159,735	21,873	62,178	2016
U Point	54	163	1,425	17,325	2,523	1,425	19,848	21,273	3,050	—	2016
The Arlie	169	598	1,350	43,352	2,095	1,350	45,447	46,797	6,959	—	2016
TWELVE at U District	283	384	13,013	98,115	3,652	13,013	101,767	114,780	10,242	—	2014
The 515	183	513	1,611	68,953	2,326	1,611	71,279	72,890	6,993	—	2015
State	220	665	3,448	66,774	2,662	3,448	69,436	72,884	8,074	—	2013
Tooker House (ACE)	429	1,594	—	103,897	50	—	103,947	103,947	13,508	—	2017
SkyView (ACE)	163	626	—	57,578	371	—	57,949	57,949	6,763	—	2017
University Square (ACE)	143	466	—	25,635	77	—	25,712	25,712	3,375	—	2017
U Centre on Turner	182	718	14,000	55,456	168	14,001	55,623	69,624	6,789	—	2017
U Pointe on Speight	180	700	4,705	46,160	514	4,705	46,674	51,379	5,557	—	2017
21Hundred at Overton Park	296	1,204	16,767	64,057	1,047	16,767	65,104	81,871	8,195	—	2017
The Suites at Third	63	251	831	22,384	(6)	831	22,378	23,209	2,723	—	2017
Callaway House Apartments	386	915	12,651	78,220	783	12,651	79,003	91,654	9,804	—	2017
U Centre on College	127	418	—	41,607	(88)	—	41,519	41,519	4,724	—	2017
The James	366	850	18,871	118,096	2,558	18,871	120,654	139,525	13,496	—	2017
Bridges @ 11th	184	258	—	58,825	1,632	—	60,457	60,457	5,421	—	2015
Hub U District Seattle	111	248	5,700	56,355	1,427	5,700	57,782	63,482	6,314	—	2017
David Blackwell Hall (ACE)	412	780	—	96,891	238	—	97,129	97,129	7,575	—	2018
Gladding Residence Center (ACE)	592	1,524	—	94,368	254	—	94,622	94,622	8,068	—	2018
Irvington House (ACE)	197	648	—	36,187	16	—	36,203	36,203	3,158	—	2018
Greek Leadership Village (ACE)	498	957	—	69,351	180	—	69,531	69,531	5,952	—	2018
NAU Honors College (ACE)	318	636	—	41,222	351	—	41,573	41,573	3,727	—	2018
U Club Townhomes at Oxford	132	528	5,115	39,239	35	5,115	39,274	44,389	3,480	—	2018
Hub Ann Arbor	124	310	7,050	42,865	1,594	7,050	44,459	51,509	3,677	—	2018
The Jack	198	591	5,397	56,626	768	5,397	57,394	62,791	4,757	—	2018
Campus Edge on Pierce	289	598	6,881	55,818	1,143	6,881	56,961	63,842	5,039	—	2018
191 College	127	495	5,434	55,866	—	5,434	55,866	61,300	2,623	—	2019
LightView (ACE)	214	825	—	148,922	—	—	148,922	148,922	7,032	—	2019
University of Arizona Honors College (ACE)	319	1,056	—	76,214	—	—	76,214	76,214	4,001	—	2019
The Flex at Stadium Centre	78	340	8,559	26,450	—	8,559	26,450	35,009	1,276	—	2019
959 Franklin	230	443	5,026	63,014	—	5,026	63,014	68,040	2,568	—	2019
Currie Hall Phase II (ACE)	95	272	—	41,829	—	—	41,829	41,829	603	—	2020
Manzanita Square (ACE)	169	584	—	127,977	—	—	127,977	127,977	1,680	—	2020

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development (1)	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built (4)
Disney College Program Phases I-II (ACE)	408	1,627	$—	$105,633	$—	$—	$105,633	$105,633	$2,506	$—	2020

Properties Under Development (6)
Disney College Program Phases III-X (ACE)	2,206	8,813	$—	$359,462	$—	$—	$359,462	$359,462	$—	$—	2021-23
Undeveloped land parcels (7)	—	—	77,453	2,057	—	77,453	2,057	79,510	788	—	N/A
Subtotal	34,422	106,648	$659,355	$7,186,908	$536,133	$664,879	$7,717,517	$8,382,396	$1,660,652	$563,506

On-Campus Participating Properties
University Village & University Village Northwest at Prairie View	648	2,064	$—	$40,734	$10,510	$—	$51,244	$51,244	$41,285	$8,135	1998
University Village at Laredo	84	250	—	5,844	1,511	—	7,355	7,355	6,244	1,245	1997
University College at Prairie View	756	1,470	—	22,650	7,196	—	29,846	29,846	22,536	9,730	2001
Cullen Oaks	411	879	—	33,910	3,666	—	37,576	37,576	20,565	24,130	2003
College Park	224	567	—	43,634	1,952	—	45,586	45,586	11,696	39,584	2014
Subtotal	2,123	5,230	$—	$146,772	$24,835	$—	$171,607	$171,607	$102,326	$82,824

Total	36,545	111,878	$659,355	$7,333,680	$560,968	$664,879	$7,889,124	$8,554,003	$1,762,978	$646,330

(1)Includes write-offs of fully depreciated assets.
(2)Total aggregate costs for federal income tax purposes is approximately $9.0 billion.
(3)Total encumbrances exclude net unamortized debt premiums and deferred financing costs of approximately $1.7 million and $1.2 million, respectively, as of December 31, 2020.
(4)For properties with multiple phases, the year built represents the weighted average year based on the number of beds delivered each year.
(5)A number of our properties consist of two or more phases that are counted separately in the property portfolio numbers disclosed in Note 1.
(6)Initial costs represent construction costs incurred to date associated with the development of these properties.  Year built represents the scheduled completion date.
(7)Buildings and improvements and furniture, fixtures and equipment and accumulated depreciation amounts are related to buildings on four land parcels that will be demolished as part of development.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in the Company’s investments in real estate and related accumulated depreciation for each of the years ended December 31, 2020, 2019, and 2018 are as follows:

	For the Year Ended December 31,
	2020		2019		2018
	Owned (1)	On-Campus (2)	Owned (1)	On-Campus (2)	Owned (1)	On-Campus (2)
Investments in Real Estate:
Balance, beginning of year	$8,137,504	$169,499	$7,813,959	$162,562	$7,485,391	$159,996
Acquisition of land for development	21,408	—	10,219	—	26,758	—
Improvements and development expenditures	355,590	2,108	484,949	2,900	549,635	3,654
Write-off of fully depreciated or damaged assets	(9,831)	—	(3,831)	(306)	(16,758)	(1,088)
Provision for real estate impairment	—	—	(3,201)	—	—	—
Disposition of real estate	(122,275)	—	(160,248)	—	(231,067)	—
Transfer of property from owned to OCPP structure	—	—	(4,343)	4,343	—	—

Balance, end of year	$8,382,396	$171,607	$8,137,504	$169,499	$7,813,959	$162,562

Accumulated Depreciation:
Balance, beginning of year	$(1,442,789)	$(94,311)	$(1,230,562)	$(84,925)	$(1,035,027)	$(78,192)
Depreciation for the year	(252,222)	(8,015)	(255,796)	(8,380)	(242,123)	(7,819)
Write-off of fully depreciated or damaged assets	9,831	—	3,831	306	16,242	1,086
Disposition of properties	24,528	—	38,426	—	30,346	—
Transfer of property from owned to OCPP structure	—	—	1,312	(1,312)	—	—

Balance, end of year	$(1,660,652)	$(102,326)	$(1,442,789)	$(94,311)	$(1,230,562)	$(84,925)
(1)Includes wholly-owned off-campus and on-campus properties, in addition to properties owned through investments in VIEs.
(2)Includes on-campus participating properties.