Form 10-Q
period 2021-03-31
AMERICAN CAMPUS COMMUNITIES INC
filed 2021-04-28
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From _________ to_________

Commission file number: 001-32265

AMERICAN CAMPUS COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland		76-0753089
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

12700 Hill Country Blvd. Suite T-200 Austin, TX		78738
(Address of Principal Executive Offices)		(Zip Code)

(512) 732-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $.01 per share	ACC	New York Stock Exchange

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
There were 137,865,792 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on April 23, 2021.

FORM 10-Q
FOR THE QUARTER ENDED March 31, 2021

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets

Investments in real estate
Owned properties, net	$6,713,529	$6,721,744
On-campus participating properties, net	67,445	69,281
Investments in real estate, net	6,780,974	6,791,025

Cash and cash equivalents	41,111	54,017
Restricted cash	24,118	19,955
Student contracts receivable, net	13,642	11,090
Operating lease right of use assets	456,860	457,573
Other assets	202,003	197,500

Total assets	$7,518,708	$7,531,160

Liabilities and equity

Liabilities
Secured mortgage and bond debt, net	$634,406	$646,827
Unsecured notes, net	2,376,527	2,375,603
Unsecured term loan, net	199,560	199,473
Unsecured revolving credit facility	462,500	371,100
Accounts payable and accrued expenses	58,232	85,070
Operating lease liabilities	490,582	486,631
Other liabilities	163,408	185,352
Total liabilities	4,385,215	4,350,056

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests	24,754	24,567

Equity
American Campus Communities, Inc. and Subsidiaries stockholders’ equity
Common stock, $0.01 par value, 800,000,000 shares authorized, 137,763,931 and 137,540,345 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,378	1,375
Additional paid in capital	4,472,867	4,472,170
Common stock held in rabbi trust, 101,861 and 91,746 shares at March 31, 2021 and December 31, 2020, respectively	(4,326)	(3,951)
Accumulated earnings and dividends	(1,382,492)	(1,332,689)
Accumulated other comprehensive loss	(20,259)	(22,777)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,067,168	3,114,128
Noncontrolling interests – partially owned properties	41,571	42,409
Total equity	3,108,739	3,156,537

Total liabilities and equity	$7,518,708	$7,531,160

Consolidated variable interest entities’ assets and liabilities included in the above balances

Investments in real estate, net	$586,217	$592,787
Cash, cash equivalents, and restricted cash	$31,021	$41,248
Other assets	$15,604	$13,078
Secured mortgage debt, net	$411,205	$410,837
Accounts payable, accrued expenses, and other liabilities	$32,486	$46,645
See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenues
Owned properties	$218,444	$232,811
On-campus participating properties	8,958	10,709
Third-party development services	1,959	2,055
Third-party management services	3,361	3,829
Total revenues	232,722	249,404

Operating expenses (income)
Owned properties	93,991	92,474
On-campus participating properties	3,290	3,366
Third-party development and management services	5,387	6,207
General and administrative	12,328	10,158
Depreciation and amortization	68,117	66,169
Ground/facility leases	3,208	4,069
Gain from disposition of real estate	—	(48,525)
Total operating expenses	186,321	133,918

Operating income	46,401	115,486

Nonoperating income (expenses)
Interest income	220	851
Interest expense	(28,977)	(27,783)
Amortization of deferred financing costs	(1,319)	(1,287)
Loss from extinguishment of debt	—	(4,827)
Total nonoperating expenses	(30,076)	(33,046)

Income before income taxes	16,325	82,440
Income tax provision	(340)	(379)
Net income	15,985	82,061
Net income attributable to noncontrolling interests	(367)	(1,206)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$15,618	$80,855

Other comprehensive income (loss)
Change in fair value of interest rate swaps and other	2,518	(9,801)
Comprehensive income	$18,136	$71,054

Net income per share attributable to ACC, Inc. and Subsidiaries common stockholders
Basic and diluted	$0.11	$0.58

Weighted-average common shares outstanding
Basic	137,711,965	137,477,169
Diluted	139,008,642	138,587,513

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2020	137,540,345	$1,375	$4,472,170	91,746	$(3,951)	$(1,332,689)	$(22,777)	$42,409	$3,156,537
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(354)	—	—	—	—	—	(354)
Amortization of restricted stock awards and vesting of restricted stock units	9,054	—	5,148	—	—	—	—	—	5,148
Vesting of restricted stock awards	224,647	3	(4,472)	—	—	—	—	—	(4,469)
Distributions to common and restricted stockholders and other ($0.47 per common share)	—	—	—	—	—	(65,421)	—	—	(65,421)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(1,138)	(1,138)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	2,518	—	2,518
Deposits to deferred compensation plan, net of withdrawals	(10,115)	—	375	10,115	(375)	—	—	—	—
Net income	—	—	—	—	—	15,618	—	300	15,918
Equity, March 31, 2021	137,763,931	$1,378	$4,472,867	101,861	$(4,326)	$(1,382,492)	$(20,259)	$41,571	$3,108,739

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2019	137,326,824	$1,373	$4,458,456	77,928	$(3,486)	$(1,144,721)	$(16,946)	$43,998	$3,338,674
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	9,490	—	—	—	—	—	9,490
Amortization of restricted stock awards	—	—	3,988	—	—	—	—	—	3,988
Vesting of restricted stock awards	199,695	2	(4,157)	—	—	—	—	—	(4,155)
Distributions to common and restricted stockholders and other ($0.47 per common share)	—	—	—	—	—	(65,242)	—	—	(65,242)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(2,566)	(2,566)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(9,801)	—	(9,801)
Deposits to deferred compensation plan, net of withdrawals	(3,488)	—	129	3,488	(129)	—	—	—	—
Net income	—	—	—	—	—	80,855	—	895	81,750
Equity, March 31, 2020	137,523,031	$1,375	$4,467,906	81,416	$(3,615)	$(1,129,108)	$(26,747)	$42,327	$3,352,138
See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$15,985	$82,061
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	—	(48,525)
Loss from extinguishment of debt	—	4,827
Depreciation and amortization	68,117	66,169
Amortization of deferred financing costs and debt premiums/discounts	1,107	(3)
Share-based compensation	5,148	3,988
Income tax provision	340	379
Amortization of interest rate swap terminations	426	428
Changes in operating assets and liabilities:
Student contracts receivable, net	(2,552)	1,143
Other assets	(3,479)	6,990
Accounts payable and accrued expenses	(27,178)	(36,172)
Other liabilities	(8,100)	9,499
Net cash provided by operating activities	49,814	90,784

Investing activities
Proceeds from disposition of properties	—	146,144
Capital expenditures for owned properties	(9,329)	(11,852)
Investments in owned properties under development	(57,565)	(84,359)
Other investing activities	319	(1,912)
Net cash (used in) provided by investing activities	(66,575)	48,021

Financing activities
Proceeds from unsecured notes	—	399,240
Pay-off of mortgage loans	(10,295)	(34,219)
Defeasance costs related to early extinguishment of debt	—	(4,156)
Pay-off of unsecured notes	—	(400,000)
Proceeds from revolving credit facility	205,300	1,295,700
Paydowns of revolving credit facility	(113,900)	(1,111,700)
Scheduled principal payments on debt	(1,588)	(2,040)
Debt issuance costs	(237)	(4,693)
Increase in ownership of consolidated subsidiary	—	(77,200)
Taxes paid on net-share settlements	(4,469)	(4,155)
Distributions paid to common and restricted stockholders	(65,421)	(65,242)
Distributions paid to noncontrolling interests	(1,372)	(2,800)
Net cash provided (used in) financing activities	8,018	(11,265)

Net change in cash, cash equivalents, and restricted cash	(8,743)	127,540
Cash, cash equivalents, and restricted cash at beginning of period	73,972	81,348
Cash, cash equivalents, and restricted cash at end of period	$65,229	$208,888

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$41,111	$176,758
Restricted cash	24,118	32,130
Total cash, cash equivalents, and restricted cash at end of period	$65,229	$208,888

Supplemental disclosure of non-cash investing and financing activities
Accrued development costs and capital expenditures	$18,131	$27,056
Change in fair value of redeemable noncontrolling interest	$(354)	$9,490

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$38,437	$31,959

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business

American Campus Communities, Inc. (“ACC”) is a real estate investment trust (“REIT”) that commenced operations effective with the completion of an initial public offering (“IPO”) on August 17, 2004, and is one of the largest owners, managers, and developers of high quality student housing properties in the United States in terms of beds owned and under management.  ACC is a fully integrated, self-managed, and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing, and management of student housing properties.

ACC is structured as an umbrella partnership REIT (“UPREIT”) and contributes all net proceeds from its various equity offerings to American Campus Communities Operating Partnership LP (“ACCOP” or “the Operating Partnership”). In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units”) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and American Campus Communities Holdings, LLC (“ACC Holdings”), the general partner of ACCOP, and the common shares issued to the public.

As used in this report, unless stated otherwise or the context otherwise requires, references to the “ACC,” “the Company,” “we,” “us,” or “our” mean American Campus Communities, Inc., a Maryland corporation that has elected to be treated as a REIT under the Internal Revenue Code, and its consolidated subsidiaries, including ACCOP.

As of March 31, 2021, the Company’s property portfolio contained 166 properties with approximately 111,900 beds.  The Company’s property portfolio consisted of 126 owned off-campus student housing properties that are in close proximity to colleges and universities, 34 American Campus Equity (“ACE®”) properties operated under ground/facility leases, and six on-campus participating properties (“OCPPs”) operated under ground/facility leases with the related university systems.  Of the 166 properties, seven of 10 phases at one property were under development as of March 31, 2021, and when completed will consist of a total of approximately 7,800 beds.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of March 31, 2021, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 41 properties that represented approximately 30,500 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one year to five years.  As of March 31, 2021, the Company’s total owned and third-party managed portfolio included 207 properties with approximately 142,400 beds.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In March 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In August 2020, the FASB issued ASU 2020-06 “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity" which simplifies the accounting for convertible instruments and accounting for contracts in an entity’s own equity. Under the new guidance, entities will only analyze whether cash settlements are explicitly required when registered shares are unavailable. As a result, such contracts may be classified in permanent equity rather than mezzanine equity, which may affect the way OP Units are presented on the Company's consolidated balance sheets. The update is effective for the Company beginning on January 1, 2022. The Company is in the process of evaluating the impact of adopting the new standard on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In March 2020, the U.S. Securities and Exchange Commission (“SEC”) adopted rules that amended the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. Subsequently, in November 2020, the FASB issued ASU 2020-09 “Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762” which revises SEC paragraphs of the codification to reflect, as appropriate, the amended disclosure requirements mentioned above. The amended rules permit subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. The amendments include requirements related to narrative and summarized financial information disclosures, as well as guidance on when the summarized financial information can be excluded by a filer. The Company adopted both rules on their effective date of January 4, 2021. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for the Operating Partnership as the assets, liabilities, and results of operations of the Company and the Operating Partnership are not materially different than the corresponding amounts presented in the consolidated financial statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors. The Company has addressed the required disclosures herein within Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition, on January 1, 2021, the Company adopted the following accounting pronouncement which did not have a material effect on the Company’s consolidated financial statements:

•ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes"

Interim Financial Statements

The accompanying interim financial statements are unaudited but have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements of the Company for the interim period have been included.  Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Prior Year Reclassifications

The resident services revenues financial statement line item on the statements of comprehensive income has been reclassified for all periods presented to be included in the owned properties revenues financial statement line item.

Restricted Cash

Restricted cash consists of funds held in trust that are invested in low risk investments, generally consisting of government backed securities, as permitted by the indentures of trusts, which were established in connection with three bond issues for the Company’s OCPPs.  Additionally, restricted cash includes escrow accounts held by lenders and residents’ security deposits, as required by law in certain states.  Restricted cash also consists of escrow deposits made in connection with potential property acquisitions and development opportunities.  These escrow deposits are invested in interest-bearing accounts at federally insured banks.  Realized and unrealized gains and losses are not material for the periods presented.

Leases

As Lessee

The Company, as lessee, has entered into lease agreements with university systems and other third parties for the purpose of financing, constructing, and operating student housing properties. Under the terms of the ground/facility leases, the lessor may receive annual minimum rent, variable rent based upon the operating performance of the property, or a combination thereof.

In the accompanying consolidated statements of comprehensive income, rent expense for ACE properties and OCPPs is included in ground/facility leases expense, and rent expense for owned off-campus properties is included in owned properties operating expenses. During the three months ended March 31, 2021, the Company received rent concessions at one ACE property of $1.1 million related to the effects of the novel coronavirus disease pandemic (“COVID-19”). These concessions were recorded as a reduction to ground/facility leases expense, in accordance with the FASB Staff Question & Answer “Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic,” issued in 2020.

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

The Company recognizes the base lease payments provided for under the leases on a straight-line basis over the lease term, and variable payments are recognized in the period in which the changes in facts and circumstances, on which the variable payments are based, occur. Lease income under both student and commercial leases is included in owned properties revenues in the accompanying consolidated statements of comprehensive income and is presented in the following table:

	Three Months Ended March 31,
	2021	2020
Student lease income	$213,854	$231,357
Commercial lease income	$2,945	$3,198

During the three months ended March 31, 2021, through its Resident Hardship Program, the Company provided $0.8 million in rent abatements to its tenants experiencing financial hardship due to COVID-19. In addition, the Company provided $1.3 million in net rent refunds to tenants at our on-campus ACE properties during the three months ended March 31, 2021, which was offset by $1.3 million of reimbursements from university partners to assist in the financial impacts of dedensification requirements. The abatements and rent refunds were recorded as reductions to owned properties revenue, in accordance with the FASB Staff Question & Answer “Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic,” issued in 2020.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidated VIEs

The Company has investments in various entities that qualify as VIEs for accounting purposes and for which the Company is the primary beneficiary and therefore includes the entities in its consolidated financial statements.  These VIEs include ACCOP, six joint ventures that own a total of 10 operating properties and two land parcels, and six properties owned under the on-campus participating property structure (“OCPP”).  The VIE assets and liabilities consolidated within the Company's assets and liabilities are disclosed at the bottom of the accompanying consolidated balance sheets.

Impairment of Long-Lived Assets

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of March 31, 2021, the Company concluded the global economic disruption caused by COVID-19, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, was a potential impairment indicator. The Company examined a number of factors including the overall market and economic environment, economic and operating conditions of the Company’s properties, as well as the demand, creditworthiness, and performance from the properties’ tenants, and concluded that there were no impairments of the carrying values of the Company’s investments in real estate as of March 31, 2021.

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

The following potentially dilutive securities were outstanding for the three months ended March 31, 2021 and 2020, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2021	2020
Common OP Units (Note 8)	468,475	468,475
Preferred OP Units (Note 8)	35,242	35,242
Total potentially dilutive securities	503,717	503,717

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
Numerator – basic and diluted earnings per share
Net income	$15,985	$82,061
Net income attributable to noncontrolling interests	(367)	(1,206)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	15,618	80,855
Amount allocated to participating securities	(734)	(662)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$14,884	$80,193

Denominator
Basic weighted average common shares outstanding	137,711,965	137,477,169
Unvested restricted stock awards (Note 9)	1,296,677	1,110,344
Diluted weighted average common shares outstanding	139,008,642	138,587,513

Earnings per share
Net income attributable to common stockholders - basic and diluted	$0.11	$0.58

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
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

5. Investments in Real Estate

Owned Properties

Owned properties, both wholly-owned and those owned through investments in VIEs, consisted of the following:

	March 31, 2021	December 31, 2020
Land	$665,035	$664,879
Buildings and improvements	7,011,961	6,949,781
Furniture, fixtures, and equipment	409,793	405,843
Construction in progress	352,143	361,893
	8,438,932	8,382,396
Less accumulated depreciation	(1,725,403)	(1,660,652)
Owned properties, net	$6,713,529	$6,721,744

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred financing costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $2.5 million and $3.2 million was capitalized during the three months ended March 31, 2021 and 2020, respectively.

On-Campus Participating Properties (OCPPs)

Our OCPP segment includes six on-campus properties that are operated under long-term ground/facility leases with three university systems. Under our ground/facility leases, we receive an annual distribution representing 50% of these properties’ net cash flows, as defined in the ground/facility lease agreements.  We also manage these properties under long-term management agreements and are paid management fees equal to a percentage of defined gross receipts.

OCPPs consisted of the following:

	March 31, 2021	December 31, 2020
Buildings and improvements	$157,315	$157,218
Furniture, fixtures, and equipment	14,433	14,389
Construction in progress	65	—
	171,813	171,607
Less accumulated depreciation	(104,368)	(102,326)
On-campus participating properties, net	$67,445	$69,281

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	March 31, 2021	December 31, 2020
Debt secured by owned properties
Mortgage loans payable
Unpaid principal balance	$552,279	$563,506
Unamortized deferred financing costs	(776)	(848)
Unamortized debt premiums	1,412	1,819
Unamortized debt discounts	(139)	(151)
	552,776	564,326
Debt secured by OCPPs
Mortgage loans payable (1)	63,058	63,714
Bonds payable (1)	19,110	19,110
Unamortized deferred financing costs	(538)	(323)
	81,630	82,501
Total secured mortgage and bond debt, net	634,406	646,827
Unsecured notes, net of unamortized OID and deferred financing costs (2)	2,376,527	2,375,603
Unsecured term loan, net of unamortized deferred financing costs (3)	199,560	199,473
Unsecured revolving credit facility	462,500	371,100
Total debt, net	$3,672,993	$3,593,003
(1)The creditors of mortgage loans payable and bonds payable related to OCPPs do not have recourse to the assets of the Company.
(2)Includes net unamortized original issue discount (“OID”) of $5.6 million and $5.8 million at March 31, 2021 and December 31, 2020, respectively, and net unamortized deferred financing costs of $17.9 million and $18.6 million at March 31, 2021 and December 31, 2020, respectively.
(3)Includes net unamortized deferred financing costs of $0.4 million and $0.5 million at March 31, 2021 and December 31, 2020, respectively.

Mortgage Loans Payable

In March 2021, the Company paid off approximately $10.3 million of fixed rate mortgage debt secured by one owned property.

In February 2021, the Company refinanced $24.0 million of OCPP mortgage debt that was scheduled to mature in 2021, which extended the maturity to February 2028. Additionally, in February 2021, the Company entered into two interest rate swap agreements to convert the refinanced mortgage loan to a fixed rate of 2.8%. Refer to Note 10 for information related to derivatives.

In February 2020, the Company paid off approximately $34.2 million of fixed rate mortgage debt secured by one owned property.

Unsecured Notes

In January 2020, the Operating Partnership closed a $400 million offering of senior unsecured notes under its existing shelf registration. These 10-year notes were issued at 99.81% of par value with a coupon of 2.85% and are fully and unconditionally guaranteed by the Company. Interest on the notes is payable semi-annually on February 1 and August 1, with the first payment due and payable on August 1, 2020. The notes will mature on February 1, 2030. Net proceeds from the sale of the senior unsecured notes totaled approximately $394.5 million, after deducting the underwriting discount and offering expenses which will be amortized over the term of the unsecured notes. The Company used the proceeds to fund the early redemption of its $400 million 3.35% Senior Notes due October 2020. The prepayment resulted in a loss from early extinguishment of debt of approximately $4.8 million, which is included in the accompanying statements of comprehensive income for the three months ended March 31, 2020.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following senior unsecured notes issued by the Operating Partnership were outstanding as of March 31, 2021:

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

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of March 31, 2021, the Company was in compliance with all such covenants.

Unsecured Revolving Credit Facility

The Company has an unsecured revolving credit facility with capacity of $1.0 billion, which may be expanded by up to an additional $200 million upon the satisfaction of certain conditions. The maturity date of the revolving credit facility is March 2022.

The unsecured revolving credit facility bears interest at a variable rate, at the Company’s option, based upon a base rate of one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $1.0 billion revolving credit facility.  As of March 31, 2021, the revolving credit facility bore interest at a weighted average annual rate of 1.31% (0.11% + 1.00% spread + 0.20% facility fee), and availability under the revolving credit facility totaled $537.5 million.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The financial covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of March 31, 2021, the Company was in compliance with all such covenants.

Unsecured Term Loan

The Company is currently party to an Unsecured Term Loan Credit Agreement (the “Term Loan Facility”) totaling $200 million which matures in June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. The Company is also currently party to two interest rate swap contracts to hedge the variable rate cash flows associated with the LIBOR-based interest payments on the Term Loan Facility. The weighted average annual rate on the Term Loan Facility was 2.54% (1.44% + 1.10% spread) at March 31, 2021. The terms of the Term Loan Facility include certain restrictions and covenants consistent with those of the unsecured revolving credit facility discussed above. As of March 31, 2021, the Company was in compliance with all such covenants.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Stockholders’ Equity

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

There was no activity under the Company’s ATM Equity Program during the three months ended March 31, 2021 and 2020. As of March 31, 2021, the Company had approximately $500.0 million available for issuance under its ATM Equity Program.

The Company has a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) for the benefit of certain employees and members of the Company’s Board of Directors in which vested share awards (see Note 9), salary, and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the three months ended March 31, 2021, 15,993 and 5,878 shares of vested stock were deposited into and withdrawn from the Deferred Compensation Plan, respectively. As of March 31, 2021, 101,861 shares of ACC’s common stock were held in the Deferred Compensation Plan.

8. Noncontrolling Interests

Noncontrolling interests - partially owned properties: As of March 31, 2021, the Company consolidates five joint ventures that own and operate 10 owned off-campus properties and one land parcel. The portion of net assets attributable to the third-party partners in these arrangements is classified as “noncontrolling interests - partially owned properties” within equity on the accompanying consolidated balance sheets.

Redeemable noncontrolling interests - OP Units: Included in redeemable noncontrolling interests on the accompanying consolidated balance sheets are OP Units for which ACCOP is required, either by contract or securities law, to deliver registered shares of ACC’s common stock to the exchanging OP unitholder, or for which ACCOP has the intent or history of exchanging such units for cash. The units include Series A Preferred Units (“Preferred OP Units”) and Common OP Units. The value of OP Units is reported at the greater of fair value, which is based on the closing market value of the Company’s common stock at period end, or historical cost at the end of each reporting period. The OP unitholders’ share of the income or loss of the Company is included in “net income attributable to noncontrolling interests” on the consolidated statements of comprehensive income.

Below is a table summarizing the activity of redeemable noncontrolling interests for the three months ended March 31, 2021 and 2020:

Balance, December 31, 2020	$24,567
Net income	67
Distributions	(234)
Adjustments to reflect redeemable noncontrolling interests at fair value	354
Balance, March 31, 2021	$24,754

Balance, December 31, 2019	$104,381
Net income	311
Distributions	(234)
Purchase of noncontrolling interests	(77,200)
Adjustments to reflect redeemable noncontrolling interests at fair value	(9,490)
Balance, March 31, 2020	$17,768

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Restricted Stock Awards

A summary of RSAs as of March 31, 2021 and activity during the three months then ended is presented below:

Number of RSAs
Nonvested balance as of December 31, 2020	1,092,596
Granted	468,771
Vested (1)	(334,341)
Forfeited	(11,352)
Nonvested balance as of March 31, 2021	1,215,674
(1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods. Amortization expense for the three months ended March 31, 2021 and 2020 was approximately $4.7 million and $4.0 million, respectively.

Restricted Stock Units

Upon initial appointment to the Board of Directors and reelection to the Board of Directors at each annual stockholders’ meeting, each independent member of the Board of Directors is granted RSUs. On the settlement date, the Company will deliver to the recipients a number of shares of common stock or cash, as determined by the Compensation Committee of the Board of Directors, equal to the number of RSUs granted to the recipients. In addition, recipients of RSUs are entitled to dividend equivalents equal to the cash distributions paid by the Company on one share of common stock for each RSU issued, payable currently, or on the settlement date, as determined by the Compensation Committee of the Board of Directors.

In January 2021, the Company appointed three new members to the Board of Directors who were each granted RSUs valued at $122,500. A compensation charge of approximately $0.4 million was recorded related to these awards.

A summary of RSUs as of March 31, 2021 and activity during the three months then ended is presented below:

Number of RSUs
Outstanding as of December 31, 2020	—
Granted	9,054
Settled in common shares	(9,054)
Outstanding as of March 31, 2021	—

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. These agreements contain provisions such that if the Company defaults on any of its indebtedness, regardless of whether the repayment of the indebtedness has been accelerated by the lender or not, then the Company could also be declared in default on its derivative obligations. As of March 31, 2021, the Company was not in default on any of its indebtedness or derivative instruments.

The following table summarizes the Company’s outstanding interest rate swap contracts as of March 31, 2021, all of which have been designated as cash flow hedges and qualify for hedge accounting:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Park Point mortgage loan	Feb 1, 2019	Jan 16, 2024	2.7475%	LIBOR - 1 month	$70,000	$(4,655)
College Park mortgage loan	Oct 16, 2019	Oct 16, 2022	1.2570%	LIBOR - 1 month	37,500	(636)
Unsecured term loan	Nov 4, 2019	Jun 27, 2022	1.4685%	LIBOR - 1 month	100,000	(1,652)
Unsecured term loan	Dec 2, 2019	Jun 27, 2022	1.4203%	LIBOR - 1 month	100,000	(1,592)
Cullen Oaks mortgage loan	Feb 16, 2021	Feb 15, 2028	0.7850%	LIBOR - 1 month	11,821	208
Cullen Oaks mortgage loan	Feb 16, 2021	Feb 15, 2028	0.7850%	LIBOR - 1 month	11,943	210
				Total	$331,264	$(8,117)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2021 and December 31, 2020:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value as of		Balance Sheet Location	Fair Value as of
Description		3/31/2021	12/31/2020		3/31/2021	12/31/2020

Interest rate swap contracts	Other assets	$418	$—	Other liabilities	$8,535	$10,211

The table below presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of comprehensive income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
Description	2021	2020
Change in fair value of derivatives and other recognized in other comprehensive income ("OCI")	$786	$(10,320)
Swap interest accruals reclassified to interest expense	1,306	91
Amortization of interest rate swap terminations (1)	426	428
Total change in OCI due to derivative financial instruments	$2,518	$(9,801)

Interest expense presented in the consolidated statements of comprehensive income in which the effects of cash flow hedges are recorded	$28,977	$27,783
(1)Represents amortization from OCI into interest expense.

As of March 31, 2021, the Company estimates that $6.8 million will be reclassified from OCI to interest expense over the next twelve months.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.  Fair Value Disclosures

There have been no significant changes in the Company’s policies and valuation techniques utilized to determine fair value from what was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020.

Financial Instruments Carried at Fair Value

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. There were no Level 1 measurements for the periods presented, and the Company had no transfers between Levels 1, 2, or 3 during the periods presented.

	Fair Value Measurements as of
	March 31, 2021				December 31, 2020
	Level 2		Level 3	Total	Level 2		Level 3	Total
Assets
Derivative financial instruments	$418	(1)	$—	$418	$—		$—	$—
Liabilities
Derivative financial instruments	$8,535	(1)	$—	$8,535	$10,211	(1)	—	$10,211
Mezzanine
Redeemable noncontrolling interests	$21,754	(2)	$3,000	$24,754	$21,567	(2)	$3,000	$24,567
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

Financial Instruments Not Carried at Fair Value

As of March 31, 2021 and December 31, 2020, the carrying values for the following instruments represent fair values due to the short maturity of the instruments: Cash and cash equivalents, Restricted cash, Student contracts receivable, certain items in Other assets (including receivables, deposits, and prepaid expenses), Accounts payable, Accrued expenses, and Other liabilities.

As of March 31, 2021 and December 31, 2020, the carrying values for the following instruments represent fair values due the variable interest rate feature of the instruments: Unsecured revolving credit facility and one variable rate mortgage loan payable.
The table below contains the estimated fair value and related carrying amounts for the Company’s other financial instruments as of March 31, 2021 and December 31, 2020. There were no Level 1 or Level 3 measurements for the periods presented.

	March 31, 2021			December 31, 2020
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
		Level 2			Level 2
Liabilities (1)
Unsecured notes	$2,376,527	$2,552,074	(2)	$2,375,603	$2,609,373	(2)
Mortgage loans payable (fixed rate) (3)	$613,639	$628,166	(4)	$625,783	$656,648	(4)
Bonds payable	$18,973	$20,601	(5)	$18,960	$20,720	(5)
Unsecured term loan (fixed rate)	$199,560	$202,844	(6)	$199,473	$203,348	(6)
(1)Carrying amounts disclosed include any applicable net unamortized OID, net unamortized deferred financing costs, and net unamortized debt premiums and discounts (see Note 6).
(2)Valued using interest rate and spread assumptions that reflect current creditworthiness and market conditions available for the issuance of unsecured notes with similar terms and remaining maturities.
(3)Does not include one variable rate mortgage loan with a principal balance of $1.8 million as of March 31, 2021 and $2.1 million as of December 31, 2020, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4)Valued using the present value of the cash flows at current market interest rates through maturity that primarily fall within the Level 2 category.
(5)Valued using quoted prices in markets that are not active due to the unique characteristics of these financial instruments.
(6)The Company is party to two interest rate swap contracts to hedge the variable rate cash flows associated with the LIBOR-based interest payments on the Term Loan Facility (see Note 6). Valued using the present value of the cash flows at interpolated 1-month LIBOR swap rates through maturity that primarily fall within the Level 2 category.

12. Commitments and Contingencies

Commitments

Construction Contracts: As of March 31, 2021, the Company estimates additional costs to complete one owned development project under construction to be approximately $101.4 million.

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

Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In order to mitigate risk due to change orders, all final development budgets also include a contingency line item. In addition, the GMP is in certain cases secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees was approximately $9.4 million as of March 31, 2021.

As of March 31, 2021, management does not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress. Although the company currently anticipates completing projects currently under development by the scheduled date and within budget, the project locations could be subject to restrictions on physical movement imposed by governmental entities in response to the COVID-19 pandemic.  Some of these orders may adversely affect the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction entirely, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor; however, the Company anticipates that deviations from schedule or budget related to the effects of the COVID-19 pandemic will qualify as force majeure events.

As a part of the development agreement with Walt Disney World® Resort, the Company has guaranteed the completion of construction of a $614.6 million project to be delivered in phases from 2020 to 2023. In May and August 2020 and January 2021, the Company substantially completed construction on Phases I, II, and III, respectively, of the project within the targeted delivery timeline. In addition, the Company is subject to a development guarantee in the event that the substantial completion of a project phase is delayed beyond its respective targeted delivery date, except in circumstances resulting in unavoidable delays. The agreement dictates that the Company shall pay damages of $20 per bed for each day of delay for any Disney College Internship Program participant who was either scheduled to live in the delayed phase as well as any participant who was not able to participate in the program due to the lack of available housing and would have otherwise been housed in the delayed phase. Under the agreement, the maximum exposure related to the Disney project assuming all remaining beds are not delivered on their respective delivery date is approximately $0.2 million per day.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

transfer taxes not to exceed $2.4 million. The Company paid approximately $0.6 million in real estate transfer taxes upon the conveyance of land to the University, leaving approximately $1.8 million to be paid by the Company upon the transfer of the building and improvements.

Other Guarantees: In June 2019, the Company entered into a purchase and sale agreement to buy a land parcel initially scheduled to close on or before June 30, 2021, with potential extensions at the Company’s option to June 1, 2022 or June 1, 2023.  In connection with the execution of the agreement, the Company made an earnest money deposit of $2.1 million which is included in restricted cash on the accompanying consolidated balance sheets. As a part of the agreement, within 60 days of certain conditions not being met, the seller of the property can either terminate the agreement or exercise an option to require the Company to purchase the undeveloped land, with the Company retaining all rights to fully own, develop, and utilize the land. If the option is exercised, the Company must pay the agreed upon purchase price of $28.7 million, a commission calculated as a percentage of the sales price, and demolition costs.

Pre-development expenditures: The Company incurs pre-development expenditures such as architectural fees, permits, and deposits associated with the pursuit of third-party and owned development projects.  The Company bears the risk of loss of these pre-development expenditures if financing cannot be arranged or the Company is unable to obtain the required permits and authorizations for the project.  As such, management periodically evaluates the status of third-party and owned projects that have not yet commenced construction and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues. As of March 31, 2021, the Company has deferred approximately $21.4 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are net of any contractual arrangements through which the Company could be reimbursed by another party. Such costs are included in other assets on the accompanying consolidated balance sheets.

Litigation:  The Company is subject to various claims, lawsuits and legal proceedings, as well as other matters that have not been fully resolved and that have arisen in the ordinary course of business.  While it is not possible to ascertain the ultimate outcome of such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.  However, the outcome of claims, lawsuits, and legal proceedings brought against the Company is subject to significant uncertainty.  Therefore, although management considers the likelihood of such an outcome to be remote, the ultimate results of these matters cannot be predicted with certainty.

In August 2020, former employees of the Company filed lawsuits alleging that the Company violated certain sections of the California Labor Code and related California labor laws and regulations. The employees are currently seeking recourse on behalf of an alleged class of certain current and former California-based employees of the Company. The Company denies these claims and is defending the matters vigorously. As of March 31, 2021, management, in consultation with its internal and external legal counsel, deemed it probable that a material loss exposure exists in relation to these matters. As such, the Company recorded litigation expense of $1.2 million based on legal counsel’s current estimate of potential exposure, which is reflected in general and administrative expenses in the accompanying consolidated statements of comprehensive income.

13. Segments

The Company defines business segments by their distinct customer base and service provided.  The Company has identified four reportable segments: Owned Properties, On-Campus Participating Properties, Development Services, and Property Management Services.  Management evaluates each segment’s performance based on operating income before depreciation, amortization, and minority interests.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Owned Properties
Rental revenues and other income	$218,444	$232,811
Interest income	127	117
Total revenues from external customers	218,571	232,928
Operating expenses before depreciation, amortization, and ground/facility lease expense	(93,991)	(92,474)
Ground/facility lease expense	(3,069)	(3,209)
Interest expense, net (1)	(2,960)	(3,046)
Operating income before depreciation and amortization	$118,551	$134,199
Depreciation and amortization	$(65,326)	$(63,243)
Capital expenditures	$66,894	$96,211

On-Campus Participating Properties
Rental revenues and other income	$8,958	$10,709
Interest income	5	19
Total revenues from external customers	8,963	10,728
Operating expenses before depreciation, amortization, and ground/facility lease expense	(3,290)	(3,366)
Ground/facility lease expense	(139)	(860)
Interest expense, net (1)	(918)	(1,142)
Operating income before depreciation and amortization	$4,616	$5,360
Depreciation and amortization	$(2,042)	$(2,037)
Capital expenditures	$206	$565

Development Services
Development and construction management fees	$1,959	$2,055
Operating expenses	(2,235)	(2,525)
Operating loss before depreciation and amortization	$(276)	$(470)

Property Management Services
Property management fees from external customers	$3,361	$3,829
Operating expenses	(3,152)	(3,682)
Operating income before depreciation and amortization	$209	$147

Reconciliations
Total segment revenues and other income	$232,854	$249,540
Unallocated interest income earned on investments and corporate cash	88	715
Total consolidated revenues, including interest income	$232,942	$250,255

Segment income before depreciation and amortization	$123,100	$139,236
Segment depreciation and amortization	(67,368)	(65,280)
Corporate depreciation	(749)	(889)
Net unallocated expenses relating to corporate interest and overhead	(37,339)	(33,038)
Gain from disposition of real estate	—	48,525
Amortization of deferred financing costs	(1,319)	(1,287)
Loss from extinguishment of debt	—	(4,827)
Income tax provision	(340)	(379)
Net income	$15,985	$82,061

(1)Net of capitalized interest and amortization of debt premiums and discounts.

14. Subsequent Events

Distributions:  On April 28, 2021, the Board of Directors of the Company declared a distribution per share of $0.47, which will be paid on May 21, 2021 to all common stockholders of record as of May 10, 2021.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result,” and similar expressions, do not relate solely to historical matters and are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties, and assumptions and may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that forward-looking statements are not guarantees of future performance and will be impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry; risks associated with changes in University admission or housing policies; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, volatility in capital and credit markets, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our Company’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and possible adverse changes in tax and environmental laws; risks related to the novel coronavirus disease (“COVID-19”) pandemic and the other factors discussed in the “Risk Factors” contained in Item 1A of our Form 10-K for the year ended December 31, 2020.

COVID-19, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, has currently resulted in a widespread health crisis, which has adversely affected international, national, and local economies and financial markets generally, and continues to have an unprecedented effect on many businesses, including the student housing industry. The discussions below, including without limitation statements with respect to outlooks of future operating performance and liquidity, are subject to the future effects of the COVID-19 pandemic and the global responses to curb its spread, which continue to evolve daily. As such, the full magnitude of the pandemic and its ultimate effect on our results of operations, cash flows, financial condition, and liquidity for the year ending December 31, 2021, as well as for future years, is uncertain at this time.

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

Below is a summary of our property portfolio as of March 31, 2021:

Property portfolio:	Properties	Beds
Owned operating properties
Off-campus properties	126	70,220
On-campus ACE (1) (2)	33	28,598
Subtotal – operating properties	159	98,818

Owned properties under development
On-campus ACE (3)	1	7,829
Subtotal – properties under development	1	7,829

Total owned properties	160	106,647

On-campus participating properties	6	5,230

Total owned property portfolio	166	111,877

Managed properties	41	30,536
Total property portfolio	207	142,413

(1)Includes two properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.
(2)Includes 33 properties operated under ground/facility leases with 16 university systems and completed beds for the Walt Disney World® Resort project, which consists of ten phases, three of which were delivered as of March 31, 2021, with the remainder anticipated to be delivered from 2021 to 2023.
(3)The Walt Disney World® Resort project consists of one property with multiple phases delivered from 2020 to 2023; as such, only the beds for remaining phases to be completed are included in the beds for owned properties under development.  Beds for any completed phases of this project are included in owned operating properties beds.

Leasing Results

Our financial results for the year ended December 31, 2021 are impacted by the results of our annual leasing process for the 2019/2020 and 2020/2021 academic years.  As previously discussed, the COVID-19 pandemic has had an unprecedented effect on the student housing industry. As a result, students’ housing decisions and preferences were affected by University policies and the general continued uncertainty associated with COVID-19, which resulted in our experiencing diminished leasing results for the 2020/2021 academic year. As of September 30, 2020, the beginning of the 2020/2021 academic year, occupancy at our 2021 same store properties was 90.3% with a rental rate increase of 1.1% compared to the prior academic year, and occupancy at our total owned property portfolio (including two development properties completed in Fall 2020) was 89.9%. As of September 30, 2019, the beginning of the 2019/2020 academic year, occupancy at our 2020 same store properties was 97.4% with a rental rate increase of 1.4% compared to the prior academic year, and occupancy at our total owned property portfolio (including development properties completed in Fall 2019) was 97.4%.

Development

Recently Completed Owned Development Projects

In January 2021, the final stages of construction were completed for the ACE property summarized in the table below:

Project	Location	Primary University / Market Served	Beds	Total Project Cost	Construction Completed

Disney College Program Phase III (1)	Orlando, FL	Walt Disney World® Resort	984	$54,400	January 2021

(1)The third phase of the Disney College Program development for college students participating in the Disney student internship program (the “Disney College Program”) was delivered in January 2021, and the remaining phases are anticipated to be delivered from 2021 to 2023. The Disney College Program is temporarily suspended, and although we plan to market the community to a broader rental market, we are experiencing diminished financial performance for this project as compared to original expectations. The project’s future financial results will be affected by the duration of the suspension of the Disney College Program, with potential offsets by any success we experience in leasing the community to a broader rental market until such time as the Disney College Program is reinstated and the project achieves normalized occupancy levels.

Owned Development Project Under Construction

At March 31, 2021, we were in process of constructing one ACE property at Walt Disney World® Resort housing college students participating in the Disney College Program, which will be delivered in multiple phases from 2021 to 2023 and is summarized in the table below:

Project	Location	Primary University / Market Served	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Completion

Disney College Program Phases IV-V	Orlando, FL	Walt Disney World® Resort	2,385	$136,000	$132,851	May & Aug 2021
Disney College Program Phases VI-VIII	Orlando, FL	Walt Disney World® Resort	3,235	193,000	147,834	Jan, May & Aug 2022
Disney College Program Phases IX-X	Orlando, FL	Walt Disney World® Resort	2,209	122,700	69,653	Jan & May 2023
			7,829	$451,700	$350,338

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

As of March 31, 2021, we were under contract on three third-party development projects that are currently under construction and whose fees total $11.0 million.  As of March 31, 2021, fees of approximately $2.9 million remained to be earned by the Company with respect to these projects, which have scheduled completion dates in 2021 and 2022.

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

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates disclosed in the Company’s Form 10-K for the year ended December 31, 2020. Refer to Note 2 in the accompanying Notes to Consolidated Financial statements contained in Item 1 for information regarding recently adopted accounting standards.

Results of Operations

COVID-19, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, affected our results of operations for the three months ended March 31, 2021, as more fully described below. However, for the reasons described previously, the Company is unable to predict the full magnitude of the pandemic and its effect on our results of operations for the remainder of the year ending December 31, 2021, or for future years. The most significant factors affecting the Company’s future results of operations include: (1) the success of our leasing activities for the 2021/2022 academic year, which could be impacted by consumer sentiments as the COVID-19 pandemic continues to evolve; (2) the level of lease terminations and rent refunds and/or abatements granted to student and commercial tenants; (3) economic hardship experienced by student and commercial tenants and its ultimate effect on rent collections and thus the provision for uncollectible accounts; (4) any reduction to revenues from our third-party development and management services segments due to canceled or delayed third-party development projects or reduced revenues at our third-party managed properties; (5) the amount of revenue earned from summer camps and conferences; (6) the impact of any stimulus payments that may be received by the Company, our tenants, and/or our University partners under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and any future similar governmental actions; and (7) any increase in, or reduction to, operating expenses as a result of the pandemic.

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020

The following table presents our results of operations for the three months ended March 31, 2021 and 2020, including the amount and percentage change in these results between the two periods.

	Three Months Ended March 31,
	2021	2020	Change ($)	Change (%)
Revenues
Owned properties	$218,444	$232,811	$(14,367)	(6.2)%
On-campus participating properties	8,958	10,709	(1,751)	(16.4)%
Third-party development services	1,959	2,055	(96)	(4.7)%
Third-party management services	3,361	3,829	(468)	(12.2)%
Total revenues	232,722	249,404	(16,682)	(6.7)%

Operating expenses (income)
Owned properties	93,991	92,474	1,517	1.6%
On-campus participating properties	3,290	3,366	(76)	(2.3)%
Third-party development and management services	5,387	6,207	(820)	(13.2)%
General and administrative	12,328	10,158	2,170	21.4%
Depreciation and amortization	68,117	66,169	1,948	2.9%
Ground/facility leases	3,208	4,069	(861)	(21.2)%
Gain from disposition of real estate	—	(48,525)	48,525	(100.0)%
Total operating expenses	186,321	133,918	52,403	39.1%

Operating income	46,401	115,486	(69,085)	(59.8)%

Nonoperating income (expenses)
Interest income	220	851	(631)	(74.1)%
Interest expense	(28,977)	(27,783)	(1,194)	4.3%
Amortization of deferred financing costs	(1,319)	(1,287)	(32)	2.5%
Loss from extinguishment of debt	—	(4,827)	4,827	(100.0)%
Total nonoperating expenses	(30,076)	(33,046)	2,970	(9.0)%

Income before income taxes	16,325	82,440	(66,115)	(80.2)%
Income tax provision	(340)	(379)	39	(10.3)%
Net income	15,985	82,061	(66,076)	(80.5)%

Net income attributable to noncontrolling interests	(367)	(1,206)	839	(69.6)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$15,618	$80,855	$(65,237)	(80.7)%

Same Store and New Property Operations

We define our same store property portfolio as owned properties that are owned and operating for both of the full years ended December 31, 2021 and December 31, 2020, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale as of March 31, 2021. It also includes the full operating results of properties owned through joint ventures in which the Company has a controlling financial interest and which are consolidated for financial reporting purposes.

Same store revenues are defined as revenues generated from our same store portfolio and consist of rental revenue earned from student leases as well as other income items such as utility income, damages, parking income, summer conference rent, application and administration fees, income from retail tenants, the provision for uncollectible accounts, and income earned by our TRS entities from ancillary activities such as the provision of food services.

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

A reconciliation of our same store, new property, and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties			Sold Properties/Other (1)			Total - All Properties
	Three Months Ended March 31,		Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020	2021		2020	2021	2020		2021	2020
Number of properties (2)	157	157	2	(3)	—	—	1	(4)	159	158
Number of beds (2)	95,351	95,351	3,467	(3)	—	—	901		98,818	96,252

Revenues	$215,132	$229,921	$3,312		$189	$—	$2,701		$218,444	$232,811
Operating expenses	$91,516	$91,065	$2,404		$339	$71	$1,070		$93,991	$92,474
(1)Does not include the allocation of payroll and other administrative costs related to corporate management and oversight. Includes professional fees related to the operation of consolidated joint ventures that are included in owned properties operating expenses in the consolidated statements of comprehensive income.
(2)Does not include properties that are under construction or undergoing redevelopment.
(3)Property count does not include the Walt Disney World® Resort project which is counted as one property under development and consists of ten phases, three of which have been completed, with the remaining phases anticipated to be delivered from 2021 to 2023. New properties number of beds includes the beds for the completed phases of this project.
(4)Includes one property sold in 2020.

Same Store Properties:  The decrease in revenue from our same store properties was primarily due to the following impacts of COVID-19: (i) a decrease in average occupancy from 97.0% during the three months ended March 31, 2020 to 90.3% during the three months ended March 31, 2021 due to the reduced level of occupancy achieved from the 2020/2021 academic year lease-up; (ii) approximately $1.3 million in rent refunds provided to tenants at our on-campus ACE properties during the three months ended March 31, 2021, which was offset by $0.5 million of reimbursements from university partners to assist in the financial impacts of dedensification requirements; and (iii) approximately $0.8 million in rent forgiven during the three months ended March 31, 2021 as part of our Resident Hardship Program for residents and families at our same store properties who experienced financial hardship due to COVID-19.

The increase in operating expenses for our same store properties was primarily due to an increase in repairs and maintenance expense related to severe weather storms during the three months ended March 31, 2021 as well as anticipated increases in property taxes and insurance. These increases were offset by a decrease in general and administrative expenses due to the cancellation of non-essential travel as well as reduced payments under Marketing and Licensing Agreements made to university partners due to lower occupancies at our same store properties.

New Property Operations: Our new properties for the three months ended March 31, 2021 include development properties that completed construction and opened for operations in Fall 2020, as well as three phases at our Disney College Program which completed construction in 2020 and 2021. These properties are summarized in the table below:

Property	Location	Primary University / Market Served	Beds	Opening Date / Construction Completed

Disney College Program Phase I (ACE)	Orlando, FL	Walt Disney World® Resort	778	May 2020
Currie Hall Phase II (ACE)	Los Angeles, CA	Univ. of Southern California	272	July 2020
Disney College Program Phase II (ACE)	Orlando, FL	Walt Disney World® Resort	849	August 2020
Manzanita Square (ACE)	San Francisco, CA	San Francisco State Univ.	584	August 2020
Disney College Program Phase III (ACE)	Orlando, FL	Walt Disney World® Resort	984	January 2021
		Total - New Properties	3,467

On-Campus Participating Properties (“OCPP”) Operations

As of March 31, 2021, we had six OCPPs containing 5,230 beds. Revenues from these properties decreased by $1.7 million, from $10.7 million for the three months ended March 31, 2020, to $9.0 million for the three months ended March 31, 2021. The decrease was primarily due to a decrease in average occupancy from 95.6% for the three months ended March 31, 2020 to 81.3% for the three months ended March 31, 2021 as a result of COVID-19. Operating expenses at these properties remained constant during the comparable three-month periods.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses decreased by approximately $0.8 million, from $6.2 million during the three months ended March 31, 2020, to $5.4 million for the three months ended March 31, 2021. The decrease was primarily due to a $0.5 million decrease in the provision for uncollectible accounts related to accounts receivable from third-party development and management projects and a $0.3 million decrease in payroll and security costs related to the Disney College Program management contract.

General and Administrative

General and administrative expenses increased by approximately $2.1 million from $10.2 million during the three months ended March 31, 2020, to $12.3 million for the three months ended March 31, 2021. The increase was primarily due to the following items incurred during the three months ended March 31, 2021: (i) $0.9 million in consulting, legal, and other related costs incurred in relation to stockholder engagement activities in preparation for the Company’s 2021 annual stockholders’ meeting; (ii) $0.5 million in accelerated amortization of unvested restricted stock awards due to the pending retirement of the Company’s President in August 2021; (iii) a $0.4 million of share-based compensation expense related to grants of restricted stock units to three new Board of Directors members who were appointed in January 2021; and (iv) increases in labor and benefits as well as other general inflationary factors.

Depreciation and Amortization

Depreciation and amortization increased by approximately $1.9 million, from $66.2 million during the three months ended March 31, 2020, to $68.1 million for the three months ended March 31, 2021.  The increase was primarily due to a $3.2 million increase related to the completion of construction and opening of owned development properties in 2020, offset by a $0.9 million decrease at our same store properties due to assets that became fully amortized or depreciated over the last year and a $0.2 million decrease related to a property sold in 2020.

Ground/Facility Leases

Ground/facility leases expense decreased by approximately $0.9 million from $4.1 million during the three months ended March 31, 2020, to $3.2 million for the three months ended March 31, 2021. The decrease is primarily due to a reduction in ground rent at our OCPPs of $0.7 million and same store properties of $0.3 million as a result of decreased operating performance at the properties due to COVID-19. This decrease was partially offset by a $0.1 million increase in ground rent expense associated with two ACE development projects that were delivered in 2020, which was capitalized while the properties were under construction.

Gain from Disposition of Real Estate

During the three months ended March 31, 2020, we sold one owned property containing 901 beds, resulting in a net gain from disposition of real estate of approximately $48.5 million. Refer to Note 4 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1.

Interest Income

Interest income decreased by approximately $0.7 million, from $0.9 million during the three months ended March 31, 2020, to $0.2 million for the three months ended March 31, 2021. The decrease was primarily due to the early repayment of a note receivable in October 2020.

Interest Expense

Interest expense increased by approximately $1.2 million, from $27.8 million during the three months ended March 31, 2020, to $29.0 million for the three months ended March 31, 2021. The increase was primarily due to the following: (i) $3.6 million of additional interest incurred related to our offerings of unsecured notes in January 2020 and June 2020, net of a reduction in interest expense related to the early repayment of unsecured notes in January 2020 that were originally scheduled to mature in October 2020; and (ii) a $0.7 million decrease in capitalized interest. These items were offset by: (i) a $2.2 million decrease in interest expense on our revolving credit facility due to a decrease in LIBOR rates coupled with a decrease in the average outstanding balance during the comparative three-month periods; (ii) a $0.7 million decrease due to the pay-off of mortgage debt; and (iii) a $0.2 million decrease at our OCPPs due to scheduled principal payments.

Loss from Extinguishment of Debt

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

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents our consolidated joint venture partners’ share of net income and net income allocable to OP unitholders. Net income attributable to noncontrolling interests decreased by $0.8 million, from net income of $1.2 million for the three months ended March 31, 2020, to net income of $0.4 million for the three months ended March 31, 2021. This decrease is primarily due to decreased operating performance at certain properties held through joint ventures due to COVID-19.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of March 31, 2021, we had $65.2 million in cash, cash equivalents, and restricted cash, as compared to $74.0 million as of December 31, 2020.  Restricted cash primarily consists of escrow accounts held by lenders, resident security deposits as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the three months ended March 31, 2021, net cash provided by operating activities was approximately $49.8 million, as compared to approximately $90.8 million for the three months ended March 31, 2020, a decrease of $41.0 million.  This decrease was primarily due to the following: (i) diminished average occupancy due to COVID-19 during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020; (ii) an increase in interest payments on unsecured notes due to issuances in January and June 2020; and (iii) decreased operating income due to the disposition of an owned property in 2020. These decreases were partially offset by operating cash flows from the commencement of occupancy at two owned development properties completed in 2020.

Investing Activities:  For the three months ended March 31, 2021, net cash utilized in investing activities totaled $66.6 million, as compared to net cash provided by investing activities of $48.0 million for the three months ended March 31, 2020. The $114.6 million decrease in cash provided from investing activities was primarily due to a decrease of $146.1 million in proceeds from the disposition of properties due to the sale of one owned property during the three months ended March 31, 2020, as compared to no dispositions of properties during the three months ended March 31, 2021. This decrease in cash provided from investing activities was offset by the following: (i) a $26.8 million decrease in cash used to fund the construction of our owned development properties; (ii) a $2.5 million decrease in cash used for capital expenditures at our owned properties; (iii) a $1.9 million increase in proceeds from insurance settlements during the three months ended March 31, 2021 included in other investing activities; and (iv) a $0.4 million decrease in cash used for capital expenditures at our OCPPs.

Financing Activities: For the three months ended March 31, 2021, net cash provided by financing activities totaled $8.0 million, as compared to net cash utilized by financing activities of $11.3 million for the three months ended March 31, 2020. The $19.3 million increase in cash provided by financing activities was primarily a result of the following: (i) $77.2 million in cash paid to purchase the remaining ownership interest in two properties held in a joint venture during the three months ended March 31, 2020, as compared to no such purchase during the three months ended March 31, 2021; (ii) a $23.9 million decrease in pay-offs of mortgage loans; (iii) a $9.4 million decrease in net cash utilized in unsecured note related transactions; (iv) a $1.4 million decrease in distributions made to noncontrolling partners; and (v) a $0.5 million decrease in scheduled principal payments on mortgage loans. These increases were partially offset by: (i) a $92.6 million decrease in net borrowings under our revolving credit facility; (ii) a $0.3 million increase in taxes paid on net-share settlements; and (iii) a $0.2 million increase in distributions to common and restricted stockholders.

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

As of March 31, 2021, the Company has met its financial obligations and believes it has sufficient liquidity to withstand future disruption.

As of March 31, 2021, our short-term liquidity needs included, but were not limited to, the following: (i) potential distribution payments to our common and restricted stockholders totaling approximately $261.5 million assuming no change from the Company’s most recent quarterly distribution of $0.47 per share and the number of our shares outstanding as of March 31, 2021; (ii) potential distribution payments to our Operating Partnership unitholders totaling approximately $0.9 million assuming no change from the Operating Partnership’s most recent quarterly distribution of $0.47 per unit and the number of units outstanding as of March 31, 2021 and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of March 31, 2021; (iii) estimated development costs over the next 12 months totaling approximately $95.1 million for our owned property currently under construction; (iv) the pay-off of approximately $90.4 million of outstanding fixed rate mortgage debt scheduled to mature in the next 12 months; (v) potential future developments, property, or land acquisitions; and (vi) recurring capital expenditures.

We expect to meet our short-term liquidity requirements by: (i) utilizing current cash on hand and net cash provided by operations; (ii) borrowing under our existing revolving credit facility, which has availability of $537.5 million as of March 31, 2021; (iii) accessing the unsecured bond market; (iv) exercising debt extension options to the extent they are available; (v) issuing securities, including common stock, under our ATM Equity Program discussed more fully in Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, or otherwise; and (vi) potentially disposing of properties and/or entering into joint venture arrangements, depending on market conditions. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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
Although the Company believes it has sufficient liquidity as of March 31, 2021 to withstand future disruption related to COVID-19, the impact of the pandemic on global capital markets has impacted our stock price and credit ratings and has introduced additional economic uncertainty, which could affect our ability to obtain additional financing to meet short-term and/or long-term liquidity needs.

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

On April 28, 2021, our Board of Directors declared a distribution per share of $0.47, which will be paid on May 21, 2021 to all common stockholders of record as of May 10, 2021.

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

Indebtedness

The amounts below exclude net unamortized debt premiums and discounts related to mortgage loans assumed in connection with property acquisitions, original issue discounts (“OIDs”), and deferred financing costs (see Note 6 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1). A summary of our consolidated indebtedness as of March 31, 2021 is as follows:

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	634,447	17.2%	4.2%	6.4 Years
Unsecured	3,062,500	82.8%	3.2%	4.9 Years
Total consolidated debt	$3,696,947	100.0%	3.4%	5.2 Years

Fixed rate debt
Secured
Project-based taxable bonds	$19,110	0.5%	7.5%	3.7 Years
Mortgage	613,543	16.6%	4.1%	6.4 Years
Unsecured
April 2013 Notes	400,000	10.8%	3.8%	2.0 Years
June 2014 Notes	400,000	10.8%	4.1%	3.3 Years
October 2017 Notes	400,000	10.8%	3.6%	6.6 Years
June 2019 Notes	400,000	10.8%	3.3%	5.3 Years
January 2020 Notes	400,000	10.8%	2.9%	8.8 Years
June 2020 Notes	400,000	10.8%	3.9%	9.8 Years
Term loan	200,000	5.5%	2.5%	1.2 Years
Total - fixed rate debt	3,232,653	87.4%	3.6%	5.8 Years

Variable rate debt
Secured
Mortgage	1,794	0.1%	2.6%	24.3 Years
Unsecured
Unsecured revolving credit facility	462,500	12.5%	1.3%	1.0 Years
Total - variable rate debt	464,294	12.6%	1.3%	1.0 Years
Total consolidated debt	$3,696,947	100.0%	3.4%	5.2 Years

(1)    Represents stated interest rate and does not include the effect of the amortization of deferred financing costs, debt premiums and discounts, OIDs, and interest rate swap terminations.

As discussed previously, as of March 31, 2021, the Company has met its financial obligations, including servicing its debt, and believes it has sufficient liquidity to withstand future disruption. However, the ultimate magnitude of the pandemic on our future cash flows and liquidity position is uncertain at this time. While the Company was in compliance with all debt covenants for both secured and unsecured indebtedness as of March 31, 2021, the economic disruption caused by the COVID-19 pandemic could adversely affect our future ability to remain in compliance with our debt covenants, depending on the ultimate impact on the valuation of collateral and the incurrence of any additional financing to meet our liquidity needs. The specific covenants that management is closely monitoring include the debt-to-total asset value and fixed charge coverage requirements under the Company’s unsecured revolving credit facility. As it relates to the debt-to-total asset value covenant, which is highly dependent on net operating income levels of the Company’s operating properties, management believes that net operating income at such properties could decrease in the next 12 months by up to approximately $95 million before the Company is at risk of potentially violating the covenant. As it relates to the fixed charge coverage covenant, which is highly dependent upon a specific measure of Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), as defined in the related agreement, management believes that the EBITDA measure for the next 12 months could decrease by up to approximately $203 million before the Company is at risk of potentially violating the covenant. In addition, our credit ratings given by Moody’s and Standard & Poor’s are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. If we are unable to maintain our current credit ratings due to the COVID-19 pandemic or any other matter, the cost of funds under our credit facilities and our liquidity and access to capital markets would be adversely affected. The Company has a BBB credit rating with a stable outlook from Moody’s Investors Services, Inc. and a Baa2 credit rating with a negative outlook from Standard & Poor’s Rating Group.

Supplemental Guarantor Information

Effective January 4, 2021, the Securities and Exchange Commission (SEC) adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include certain credit enhancements. The Company adopted the new rules on January 4, 2021 which permit subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for the Operating Partnership as the assets, liabilities, and results of operations of the Company and the Operating Partnership are not materially different than the corresponding amounts presented in the consolidated financial statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.

American Campus Communities Operating Partnership, LP (the “Subsidiary Issuer") has issued the unsecured notes described in the Unsecured Notes section of Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 1. The unsecured notes are fully and unconditionally guaranteed by the Company, and the Subsidiary Issuer is 99.6% owned, directly or indirectly, by the Company. The guarantees are direct senior unsecured obligations of the Company and rank equally in right of payment with all other senior unsecured indebtedness of the Company from time to time outstanding. Furthermore, the Company’s guarantees will be effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity the Company accounts for under the equity method of accounting). In addition, under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee, such as the guarantee provided by the Company, could be voided, and payment thereon could be required to be returned to the guarantor or to a fund for the benefit of the creditors of the guarantor, under certain circumstances.

The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of March 31, 2021, the Operating Partnership was in compliance with all such covenants.

Funds From Operations (“FFO”)

The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income or loss attributable to common shares computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from depreciable operating property sales, impairment charges and real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results.  FFO excludes GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions.  We therefore believe that FFO provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, and interest costs, among other items, providing perspective not immediately apparent from net income.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its December 2018 White Paper, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs.

We also believe it is meaningful to present a measure we refer to as FFO-Modified (“FFOM”), which reflects certain adjustments related to the economic performance of our on-campus participating properties, and other items, as we determine in good faith, that do not reflect our core operations on a comparative basis. Under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal), and capital expenditures.  A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.  Therefore, unlike the ownership of our owned properties, the unique features of our ownership interest in our on-campus participating properties cause the value of these properties to diminish over time.  For example, since the ground/facility leases under which we operate the participating properties require the reinvestment from operations of specified amounts for capital expenditures and for the repayment of debt while our interest in these properties terminates upon the repayment of the debt, such capital expenditures do not increase the value of the property to us and mortgage debt amortization only increases the equity of the ground lessor. Accordingly, we believe it is meaningful to modify FFO to exclude the operations of our on-campus participating properties and to consider their impact on our performance by including only that portion of our revenues from those properties that are reflective of our share of net cash flow and the management fees that we receive, both of which increase and decrease with the operating performance of the properties.  This narrower measure of performance measures our profitability for these properties in a manner that is similar to the measure of our profitability from our third-party services business where we similarly incur no initial or ongoing capital investment in a property and derive only consequential benefits from capital expenditures and debt amortization. We believe, however, that this narrower measure of performance is inappropriate in traditional real estate ownership structures where debt amortization and capital expenditures enhance the property owner’s long-term profitability from its investment.

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

The following table presents a reconciliation of our net income attributable to common stockholders to FFO and FFOM:

	Three Months Ended March 31,
	2021	2020
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$15,618	$80,855
Noncontrolling interests' share of net income	367	1,206

Joint Venture ("JV") partners' share of FFO
JV partners' share of net income	(300)	(916)
JV partners' share of depreciation and amortization	(1,892)	(1,965)
	(2,192)	(2,881)

Gain from disposition of real estate	—	(48,525)
Total depreciation and amortization	68,117	66,169
Corporate depreciation (1)	(749)	(889)
FFO attributable to common stockholders and OP unitholders	81,161	95,935

Elimination of operations of OCPPs
Net income from OCPPs	(2,954)	(3,706)
Amortization of investment in OCPPs	(2,042)	(2,037)
	76,165	90,192

Modifications to reflect operational performance of OCPPs
Our share of net cash flow (2)	139	860
Management fees and other	508	583
Contribution from OCPPs	647	1,443

Elimination of loss from extinguishment of debt (3)	—	4,827
Elimination of litigation settlement expense (4)	1,200	1,100
Stockholder engagement and other proxy advisory costs (5)	914	—
Executive retirement charges (6)	538	—
FFOM attributable to common stockholders and OP unitholders	$79,464	$97,562

FFO per share - diluted	$0.58	$0.69
FFOM per share - diluted	$0.57	$0.70
Weighted-average common shares outstanding - diluted	139,512,359	139,091,230
(1)Represents depreciation on corporate assets not added back for purposes of calculating FFO.
(2)50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures which is included in ground/facility leases expense in the consolidated statements of comprehensive income.
(3)The three months ended March 31, 2021 amount represents the loss associated with the January 2020 redemption of the Company's $400 million 3.35% Senior Notes originally scheduled to mature in October 2020.
(4)Represents expenses associated with the actual or estimated settlements of litigation matters that are included in general and administrative expenses in the accompanying consolidated statements of comprehensive income.
(5)Represents consulting, legal, and other related costs incurred in relation to stockholder engagement activities in preparation for the Company’s 2021 annual stockholders' meeting.
(6)Represents accelerated amortization of unvested restricted stock awards due to the pending retirement of the Company's President in August 2021.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk has not changed materially from what was disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.  Controls and Procedures

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

Refer to the Litigation section of Note 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for additional discussion.

Item 1A.  Risk Factors

There have been no material changes to the risk factors that were discussed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document

22.1	List of Subsidiary Issuer Guarantees

31.1	American Campus Communities, Inc. - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	American Campus Communities, Inc. - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	American Campus Communities, Inc. - Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	American Campus Communities, Inc. - Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	April 28, 2021

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary