Form 10-Q
period 2021-06-30
AMERICAN CAMPUS COMMUNITIES INC
filed 2021-08-05
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

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
There were 139,106,852 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on July 30, 2021.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets

Investments in real estate
Owned properties, net	$6,713,823	$6,721,744
On-campus participating properties, net	65,984	69,281
Investments in real estate, net	6,779,807	6,791,025

Cash and cash equivalents	30,283	54,017
Restricted cash	27,476	19,955
Student contracts receivable, net	9,775	11,090
Operating lease right of use assets	457,520	457,573
Other assets	233,580	197,500

Total assets	$7,538,441	$7,531,160

Liabilities and equity

Liabilities
Secured mortgage and bond debt, net	$629,328	$646,827
Unsecured notes, net	2,377,453	2,375,603
Unsecured term loan, net	199,648	199,473
Unsecured revolving credit facility	520,700	371,100
Accounts payable and accrued expenses	69,705	85,070
Operating lease liabilities	495,627	486,631
Other liabilities	144,773	185,352
Total liabilities	4,437,234	4,350,056

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	26,534	24,567

Equity
American Campus Communities, Inc. and Subsidiaries stockholders’ equity
Common stock, $0.01 par value, 800,000,000 shares authorized, 138,567,937 and 137,540,345 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,386	1,375
Additional paid in capital	4,515,450	4,472,170
Common stock held in rabbi trust, 110,915 and 91,746 shares at June 30, 2021 and December 31, 2020, respectively	(4,730)	(3,951)
Accumulated earnings and dividends	(1,457,273)	(1,332,689)
Accumulated other comprehensive loss	(18,908)	(22,777)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,035,925	3,114,128
Noncontrolling interests – partially owned properties	38,748	42,409
Total equity	3,074,673	3,156,537

Total liabilities and equity	$7,538,441	$7,531,160

Consolidated variable interest entities’ assets and liabilities included in the above balances

Investments in real estate, net	$580,860	$592,787
Cash, cash equivalents, and restricted cash	$31,320	$41,248
Other assets	$17,932	$13,078
Secured mortgage debt, net	$410,507	$410,837
Accounts payable, accrued expenses, and other liabilities	$39,410	$46,645
See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Owned properties	$199,623	$177,488	$418,067	$410,299
On-campus participating properties	5,221	4,101	14,179	14,810
Third-party development services	866	1,290	2,825	3,345
Third-party management services	2,811	2,668	6,172	6,497
Total revenues	208,521	185,547	441,243	434,951

Operating expenses (income)
Owned properties	95,703	85,749	189,694	178,223
On-campus participating properties	3,279	3,208	6,569	6,574
Third-party development and management services	5,000	4,977	10,387	11,184
General and administrative	12,926	9,767	25,254	19,925
Depreciation and amortization	68,741	66,441	136,858	132,610
Ground/facility leases	3,435	2,893	6,643	6,962
Gain from disposition of real estate	—	—	—	(48,525)
Total operating expenses	189,084	173,035	375,405	306,953

Operating income	19,437	12,512	65,838	127,998

Nonoperating income (expenses)
Interest income	352	870	572	1,721
Interest expense	(29,240)	(27,168)	(58,217)	(54,951)
Amortization of deferred financing costs	(1,418)	(1,255)	(2,737)	(2,542)
Loss from extinguishment of debt	—	—	—	(4,827)
Other nonoperating income	157	—	157	—
Total nonoperating expenses	(30,149)	(27,553)	(60,225)	(60,599)

(Loss) income before income taxes	(10,712)	(15,041)	5,613	67,399
Income tax provision	(341)	(381)	(681)	(760)
Net (loss) income	(11,053)	(15,422)	4,932	66,639
Net loss attributable to noncontrolling interests	1,651	2,078	1,284	872
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(9,402)	$(13,344)	$6,216	$67,511

Other comprehensive income (loss)
Change in fair value of interest rate swaps and other	1,351	282	3,869	(9,519)
Comprehensive (loss) income	$(8,051)	$(13,062)	$10,085	$57,992

Net (loss) income per share attributable to ACC, Inc. and Subsidiaries common stockholders
Basic and diluted	$(0.07)	$(0.10)	$0.04	$0.48

Weighted-average common shares outstanding
Basic	138,048,659	137,613,560	137,884,442	137,545,365
Diluted	138,048,659	137,613,560	139,139,383	138,652,106

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2020	137,540,345	$1,375	$4,472,170	91,746	$(3,951)	$(1,332,689)	$(22,777)	$42,409	$3,156,537
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(354)	—	—	—	—	—	(354)
Amortization of restricted stock awards and vesting of restricted stock units	9,054	—	5,148	—	—	—	—	—	5,148
Vesting of restricted stock awards	224,647	3	(4,472)	—	—	—	—	—	(4,469)
Distributions to common and restricted stockholders ($0.47 per common share)	—	—	—	—	—	(65,421)	—	—	(65,421)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(1,138)	(1,138)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	2,518	—	2,518
Deposits to deferred compensation plan, net of withdrawals	(10,115)	—	375	10,115	(375)	—	—	—	—
Net income	—	—	—	—	—	15,618	—	300	15,918
Equity, March 31, 2021	137,763,931	$1,378	$4,472,867	101,861	$(4,326)	$(1,382,492)	$(20,259)	$41,571	$3,108,739
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(2,031)	—	—	—	—	—	(2,031)
Amortization of restricted stock awards and vesting of restricted stock units	24,460	—	6,481	—	—	—	—	—	6,481
Distributions to common and restricted stockholders ($0.47 per common share)	—	—	—	—	—	(65,379)	—	—	(65,379)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(1,189)	(1,189)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	1,351	—	1,351
Net proceeds from sale of common stock and other	788,600	8	37,729	—	—	—	—	—	37,737
Deposits to deferred compensation plan, net of withdrawals	(9,054)	—	404	9,054	(404)	—	—	—	—
Net loss	—	—	—	—	—	(9,402)	—	(1,634)	(11,036)
Equity, June 30, 2021	138,567,937	$1,386	$4,515,450	110,915	$(4,730)	$(1,457,273)	$(18,908)	$38,748	$3,074,673

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2019	137,326,824	$1,373	$4,458,456	77,928	$(3,486)	$(1,144,721)	$(16,946)	$43,998	$3,338,674
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	9,490	—	—	—	—	—	9,490
Amortization of restricted stock awards	—	—	3,988	—	—	—	—	—	3,988
Vesting of restricted stock awards	199,695	2	(4,157)	—	—	—	—	—	(4,155)
Distributions to common and restricted stockholders ($0.47 per common share)	—	—	—	—	—	(65,242)	—	—	(65,242)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(2,566)	(2,566)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(9,801)	—	(9,801)
Deposits to deferred compensation plan, net of withdrawals	(3,488)	—	129	3,488	(129)	—	—	—	—
Net income	—	—	—	—	—	80,855	—	895	81,750
Equity, March 31, 2020	137,523,031	$1,375	$4,467,906	81,416	$(3,615)	$(1,129,108)	$(26,747)	$42,327	$3,352,138
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(3,410)	—	—	—	—	—	(3,410)
Amortization of restricted stock awards and vesting of restricted stock units	27,644	—	4,439	—	—	—	—	—	4,439
Vesting of restricted stock awards	—	—	(20)	—	—	—	—	—	(20)
Distributions to common and restricted stockholders ($0.47 per common share)	—	—	—	—	—	(65,193)	—	—	(65,193)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(1,816)	(1,816)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	282	—	282
Deposits to deferred compensation plan, net of withdrawals	(10,330)	—	336	10,330	(336)	—	—	—	—
Net loss	—	—	—	—	—	(13,344)	—	(2,046)	(15,390)
Equity, June 30, 2020	137,540,345	$1,375	$4,469,251	91,746	$(3,951)	$(1,207,645)	$(26,465)	$38,465	$3,271,030
See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$4,932	$66,639
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	—	(48,525)
Gain from insurance settlement	(157)	—
Loss from extinguishment of debt	—	4,827
Depreciation and amortization	136,858	132,610
Amortization of deferred financing costs and debt premiums/discounts	2,370	379
Share-based compensation	11,629	8,427
Income tax provision	681	760
Amortization of interest rate swap terminations	856	855
Changes in operating assets and liabilities:
Student contracts receivable, net	1,315	4,236
Other assets	(23,607)	(3,988)
Accounts payable and accrued expenses	(16,046)	(17,304)
Other liabilities	(17,419)	(5,781)
Net cash provided by operating activities	101,412	143,135

Investing activities
Proceeds from disposition of properties	—	146,144
Cash paid for acquisition of land parcels	(12,219)	—
Capital expenditures for owned properties	(26,025)	(25,075)
Investments in owned properties under development	(103,983)	(156,757)
Other investing activities	(642)	(15,801)
Net cash used in investing activities	(142,869)	(51,489)

Financing activities
Proceeds from unsecured notes	—	795,808
Proceeds from sale of common stock	38,476	—
Offering costs	(477)	—
Pay-off of mortgage loans	(13,512)	(34,219)
Defeasance costs related to early extinguishment of debt	—	(4,156)
Pay-off of unsecured notes	—	(400,000)
Proceeds from revolving credit facility	364,600	1,456,700
Paydowns of revolving credit facility	(215,000)	(1,695,900)
Scheduled principal payments on debt	(3,147)	(3,983)
Debt issuance costs	(7,632)	(9,614)
Increase in ownership of consolidated subsidiary	—	(77,200)
Taxes paid on net-share settlements	(4,469)	(4,175)
Distributions paid to common and restricted stockholders	(130,800)	(130,435)
Distributions paid to noncontrolling interests	(2,795)	(4,850)
Net cash provided (used in) financing activities	25,244	(112,024)

Net change in cash, cash equivalents, and restricted cash	(16,213)	(20,378)
Cash, cash equivalents, and restricted cash at beginning of period	73,972	81,348
Cash, cash equivalents, and restricted cash at end of period	$57,759	$60,970

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$30,283	$31,011
Restricted cash	27,476	29,959
Total cash, cash equivalents, and restricted cash at end of period	$57,759	$60,970

Supplemental disclosure of non-cash investing and financing activities
Accrued development costs and capital expenditures	$17,866	$32,880
Change in fair value of redeemable noncontrolling interest	$(2,385)	$6,080
Initial recognition of operating lease right of use assets	$1,559	$—
Initial recognition of operating lease liabilities	$1,559	$—

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$60,770	$56,362

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

As used in this report, unless stated otherwise or the context otherwise requires, references to “ACC,” “the Company,” “we,” “us,” or “our” mean American Campus Communities, Inc., a Maryland corporation that has elected to be treated as a REIT under the Internal Revenue Code, and its consolidated subsidiaries, including ACCOP.

As of June 30, 2021, the Company’s property portfolio contained 166 properties with approximately 111,900 beds.  The Company’s property portfolio consisted of 126 owned off-campus student housing properties that are in close proximity to colleges and universities, 34 American Campus Equity (“ACE®”) properties operated under ground/facility leases, and six on-campus participating properties (“OCPPs”) operated under ground/facility leases with the related university systems.  Of the 166 properties, six of 10 phases at one property were under development as of June 30, 2021, and when completed will consist of a total of approximately 6,300 beds.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of June 30, 2021, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 39 properties that represented approximately 29,400 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one year to five years.  As of June 30, 2021, the Company’s total owned and third-party managed portfolio included 205 properties with approximately 141,300 beds.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In March 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In May 2021, the Company modified its unsecured term loan credit agreement (“Term Loan”) to include LIBOR transition language and to conform the covenants and various administrative items from the agreement to those in the Company’s senior unsecured revolving credit facility agreement (the “Credit Facility”), which was also amended in May 2021. Refer to Note 7 for additional information regarding these modifications. As the changes to covenants and administrative items do not impact the contractual cash flows of the Term Loan, the LIBOR transition language qualifies for, and the Company elected to apply, the optional expedients in in ASC 848-20-15-2 through 15-11 which treat the amendment as a modification without additional analysis. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

In addition, the Company does not expect the following accounting pronouncement to have a material effect on its consolidated financial statements:

Accounting Standards Update	Effective Date
ASU 2021-05 “Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments”	January 1, 2022

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
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

Prior Year Reclassifications

The resident services revenues financial statement line item on the statements of comprehensive income has been reclassified for all periods presented to the owned properties revenues financial statement line item.

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

In the accompanying consolidated statements of comprehensive income, rent expense for ACE properties and OCPPs is included in ground/facility leases expense, and rent expense for owned off-campus properties is included in owned properties operating expenses. During the three and six months ended June 30, 2021, the Company received rent concessions in the form of ground rent abatements at one ACE property related to the effects of the novel coronavirus disease pandemic (“COVID-19”). These concessions were recorded as a reduction to ground/facility leases expense, in accordance with the FASB Staff Question & Answer “Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic,” issued in 2020 and are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Ground rent abatements	$1,570	$—	$2,701	$—

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Student lease income	$186,771	$176,933	$400,625	$408,290
Commercial lease income	$2,990	$2,941	$5,935	$6,140

During the three and six months ended June 30, 2021 and 2020, the Company provided various rent abatements and rent refunds to its tenants experiencing financial hardship due to COVID-19. These amounts were recorded as reductions to revenues in accordance with the FASB Staff Question & Answer “Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic:”

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Abatements through the Resident Hardship Program (1)	$286	$8,594	$1,036	$8,594
Net rent refunds through ACE university partnerships (1) (2)	$694	$15,128	$2,060	$15,128
Net rent refunds through OCPP university partnerships (3)	$—	$1,472	$—	$1,472
(1)Recorded as reductions to owned properties revenue.
(2)These amounts are net of $0.9 million and $2.3 million of reimbursements received from university partners to assist in the financial impacts of dedensification requirements during the three and six months ended June 30, 2021, respectively.
(3)Recorded as reductions to OCPP revenue.

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

Impairment of Long-Lived Assets

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2021, the Company concluded the global economic disruption caused by COVID-19, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, was a potential impairment indicator. The Company examined a number of factors including the overall market and economic environment, economic and operating conditions of the Company’s properties, as well as the demand, creditworthiness, and performance from the properties’ tenants, and concluded that there were no impairments of the carrying values of the Company’s investments in real estate as of June 30, 2021.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following potentially dilutive securities were outstanding for the three and six months ended June 30, 2021 and 2020, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common OP Units (Note 9)	468,475	468,475	468,475	468,475
Preferred OP Units (Note 9)	35,242	35,242	35,242	35,242
Unvested restricted stock awards (Note 10)	1,213,662	1,103,137	—	—
Total potentially dilutive securities	1,717,379	1,606,854	503,717	503,717

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator – basic and diluted earnings per share
Net (loss) income	$(11,053)	$(15,422)	$4,932	$66,639
Net loss attributable to noncontrolling interests	1,651	2,078	1,284	872
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	(9,402)	(13,344)	6,216	67,511
Amount allocated to participating securities	(571)	(519)	(1,305)	(1,181)
Net income (loss) attributable to ACC, Inc. and Subsidiaries common stockholders	$(9,973)	$(13,863)	$4,911	$66,330

Denominator
Basic weighted average common shares outstanding	138,048,659	137,613,560	137,884,442	137,545,365
Unvested restricted stock awards (Note 10)	—	—	1,254,941	1,106,741
Diluted weighted average common shares outstanding	138,048,659	137,613,560	139,139,383	138,652,106

Earnings per share
Net (loss) income attributable to common stockholders - basic and diluted	$(0.07)	$(0.10)	$0.04	$0.48

4. Acquisition

Land Acquisition

In May 2021, the Company acquired a land parcel near Arizona State University for approximately $12.2 million including transaction costs. The land was purchased for the potential future development of a student housing facility.

5. Property Dispositions

Property Disposition

In March 2020, the Company sold The Varsity, an owned property located near University of Maryland in College Park, Maryland, containing 901 beds for $148.0 million, resulting in net cash proceeds of approximately $146.1 million. The net gain on this disposition totaled approximately $48.5 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Investments in Real Estate

Owned Properties

Owned properties, both wholly-owned and those owned through investments in VIEs, consisted of the following:

	June 30, 2021	December 31, 2020
Land	$677,299	$664,879
Buildings and improvements	7,103,821	6,949,781
Furniture, fixtures, and equipment	416,979	405,843
Construction in progress	306,130	361,893
	8,504,229	8,382,396
Less accumulated depreciation	(1,790,406)	(1,660,652)
Owned properties, net	$6,713,823	$6,721,744

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred financing costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $2.4 million and $3.4 million was capitalized during the three months ended June 30, 2021 and 2020, respectively.  Interest totaling approximately $4.9 million and $6.6 million was capitalized during the six months ended June 30, 2021 and 2020, respectively.

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

OCPPs consisted of the following:

	June 30, 2021	December 31, 2020
Buildings and improvements	$157,702	$157,218
Furniture, fixtures, and equipment	14,579	14,389
Construction in progress	110	—
	172,391	171,607
Less accumulated depreciation	(106,407)	(102,326)
On-campus participating properties, net	$65,984	$69,281

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	June 30, 2021	December 31, 2020
Debt secured by owned properties
Mortgage loans payable
Unpaid principal balance	$548,190	$563,506
Unamortized deferred financing costs	(712)	(848)
Unamortized debt premiums	1,060	1,819
Unamortized debt discounts	(127)	(151)
	548,411	564,326
Debt secured by OCPPs
Mortgage loans payable (1)	62,371	63,714
Bonds payable (1)	19,110	19,110
Unamortized deferred financing costs	(564)	(323)
	80,917	82,501
Total secured mortgage and bond debt, net	629,328	646,827
Unsecured notes, net of unamortized OID and deferred financing costs (2)	2,377,453	2,375,603
Unsecured term loan, net of unamortized deferred financing costs (3)	199,648	199,473
Unsecured revolving credit facility	520,700	371,100
Total debt, net	$3,727,129	$3,593,003
(1)The creditors of mortgage loans payable and bonds payable related to OCPPs do not have recourse to the assets of the Company.
(2)Includes net unamortized original issue discount (“OID”) of $5.4 million and $5.8 million at June 30, 2021 and December 31, 2020, respectively, and net unamortized deferred financing costs of $17.1 million and $18.6 million at June 30, 2021 and December 31, 2020, respectively.
(3)Includes net unamortized deferred financing costs of $0.4 million and $0.5 million at June 30, 2021 and December 31, 2020, respectively.

Mortgage Loans Payable

In May 2021, the Company paid off approximately $3.2 million of fixed rate mortgage debt secured by one owned property.

In March 2021, the Company paid off approximately $10.3 million of fixed rate mortgage debt secured by one owned property.

In February 2021, the Company refinanced $24.0 million of OCPP mortgage debt that was scheduled to mature in 2021, which extended the maturity to February 2028. Additionally, in February 2021, the Company entered into two interest rate swap agreements to convert the refinanced mortgage loan to a fixed rate of 2.8%. Refer to Note 11 for information related to derivatives.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In January 2020, the Operating Partnership closed a $400 million offering of senior unsecured notes under its existing shelf registration. These 10-year notes were issued at 99.81% of par value with a coupon of 2.85% and are fully and unconditionally guaranteed by the Company. Interest on the notes is payable semi-annually on February 1 and August 1, with the first payment due and payable on August 1, 2020. The notes will mature on February 1, 2030. Net proceeds from the sale of the senior unsecured notes totaled approximately $394.5 million, after deducting the underwriting discount and offering expenses which will be amortized over the term of the unsecured notes. The Company used the proceeds to fund the early redemption of its $400 million 3.35% Senior Notes due October 2020. The prepayment resulted in a loss from early extinguishment of debt of approximately $4.8 million, which is included in the accompanying statements of comprehensive income for the six months ended June 30, 2020.

The following senior unsecured notes issued by the Operating Partnership were outstanding as of June 30, 2021:

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

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of June 30, 2021, the Company was in compliance with all such covenants.

Unsecured Revolving Credit Facility

In May 2021, the Company closed on the renewal of its existing $1.0 billion Credit Facility which was previously scheduled to mature in March 2022. The renewed agreement contains an accordion feature that allows the Company to expand the Credit Facility by up to an additional $500 million, subject to the satisfaction of certain conditions. Additionally, a component of the interest rate is based on the achievement of specified environmental, social, and governance (“ESG”) targets (which include the achievement of diversity rates among the Company’s independent board members and employees and completion of certifications or renovations that meet certain sustainability standards). The Credit Facility matures in May 2025, and can be extended through two six-month extension options, subject to the satisfaction of certain conditions.

The Credit Facility bears interest at a variable rate, at the Company’s option, based upon a base rate of one-, three-, or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group, subject to adjustment based upon the achievement of ESG targets described above. Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $1.0 billion Credit Facility.  As of June 30, 2021, the Credit Facility bore interest at a weighted average annual rate of 1.14% (0.09% + 0.85% spread + 0.20% facility fee), and availability under the Credit Facility totaled $479.3 million.

The terms of the Credit Facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation, and amortization) to fixed charges.  The financial covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of June 30, 2021, the Company was in compliance with all such covenants.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unsecured Term Loan

The Company’s Term Loan totals $200 million and matures in June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. The Company is also currently party to two interest rate swap contracts to hedge the variable rate cash flows associated with the LIBOR-based interest payments on the Term Loan. The weighted average annual rate on the Term Loan was 2.54% (1.44% + 1.10% spread) at June 30, 2021. The terms of the Term Loan include certain restrictions and covenants consistent with those of the unsecured revolving credit facility discussed above. As of June 30, 2021, the Company was in compliance with all such covenants.

In May 2021, the Company modified the Term Loan to include LIBOR transition language and to conform the covenants and various administrative items from the agreement to those in the Company’s Credit Facility which was also amended in May 2021.

8. Stockholders’ Equity

In May 2021, the Company renewed its at-the-market share offering program (the “ATM Equity Program”) through which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $500 million.  The shares that may be sold under this program include shares of common stock of the Company with an aggregate offering price of approximately $500.0 million that were not sold under the Company's previous ATM equity program that expired in May 2021. Actual sales under the program will depend on a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock and determinations of the appropriate sources of funding for the Company.

The following table presents activity under the Company’s ATM Equity Program during the three and six months ended June 30, 2021. There was no activity under the Company’s ATM Equity Program during the three and six months ended June 30, 2020.

Three and Six Months Ended June 30, 2021
Total net proceeds	$37,999
Commissions paid to sales agents	$477
Weighted average price per share	$48.79
Shares of common stock sold	788,600

As of June 30, 2021, the Company had approximately $461.5 million available for issuance under its ATM Equity Program.

The Company has a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) for the benefit of certain employees and members of the Company’s Board of Directors in which vested share awards (see Note 10), salary, and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the six months ended June 30, 2021, 26,889 and 7,720 shares of vested stock were deposited into and withdrawn from the Deferred Compensation Plan, respectively. As of June 30, 2021, 110,915 shares of ACC’s common stock were held in the Deferred Compensation Plan.

9. Noncontrolling Interests

Noncontrolling interests - partially owned properties: As of June 30, 2021, the Company consolidates five joint ventures that own and operate 10 owned off-campus properties and one land parcel. The portion of net assets attributable to the third-party partners in these arrangements is classified as “noncontrolling interests - partially owned properties” within equity on the accompanying consolidated balance sheets.

Redeemable noncontrolling interests - OP Units: Included in redeemable noncontrolling interests on the accompanying consolidated balance sheets are OP Units for which ACCOP is required, either by contract or securities law, to deliver

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Below is a table summarizing the activity of redeemable noncontrolling interests for the three and six months ended March 31, 2021 and 2020 and June 30, 2021 and 2020:

Balance, December 31, 2020	$24,567
Net income	67
Distributions	(234)
Adjustments to reflect redeemable noncontrolling interests at fair value	354
Balance, March 31, 2021	$24,754
Net loss	(17)
Distributions	(234)
Adjustments to reflect redeemable noncontrolling interests at fair value	2,031
Balance, June 30, 2021	$26,534

Balance, December 31, 2019	$104,381
Net income	311
Distributions	(234)
Purchase of noncontrolling interests	(77,200)
Adjustments to reflect redeemable noncontrolling interests at fair value	(9,490)
Balance, March 31, 2020	$17,768
Net loss	(32)
Distributions	(234)
Adjustments to reflect redeemable noncontrolling interests at fair value	3,410
Balance, June 30, 2020	$20,912

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Restricted Stock Awards

A summary of RSAs as of June 30, 2021 and activity during the six months then ended is presented below:

Number of RSAs
Nonvested balance as of December 31, 2020	1,092,596
Granted	468,771
Vested (1)	(334,341)
Forfeited	(15,212)
Nonvested balance as of June 30, 2021	1,211,814
(1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods. Amortization expense for the three months ended June 30, 2021 and 2020 was approximately $5.4 million and $3.5 million, respectively, and $10.1 million and $7.5 million for the six months ended June 30, 2021 and 2020, respectively.

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

Upon reelection to the Board of Directors in April 2021, all members of the Company’s Board of Directors were granted RSUs in accordance with the Plan. These RSUs were valued at $170,000 for the Chair of the Board of Directors and at $122,500 for all other members. The number of RSUs granted was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan. All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock, as determined by the Compensation Committee of the Board of Directors. A compensation charge of approximately $1.2 million was recorded during the three months ended June 30, 2021 related to these awards.

In January 2021, the Company appointed three new members to the Board of Directors who were each granted RSUs valued at $122,500. A compensation charge of approximately $0.4 million was recorded related to these awards.

A summary of RSUs as of June 30, 2021 and activity during the six months then ended is presented below:

Number of RSUs
Outstanding as of December 31, 2020	—
Granted	34,626
Settled in common shares	(33,514)
Settled in cash	(1,112)
Outstanding as of June 30, 2021	—

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. These agreements contain provisions such that if the Company defaults on any of its indebtedness, regardless of whether the repayment of the indebtedness has been accelerated by the lender or not, then the Company could also be declared in default on its derivative obligations. As of June 30, 2021, the Company was not in default on any of its indebtedness or derivative instruments.

The following table summarizes the Company’s outstanding interest rate swap contracts as of June 30, 2021, all of which have been designated as cash flow hedges and qualify for hedge accounting:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Park Point mortgage loan	Feb 1, 2019	Jan 16, 2024	2.7475%	LIBOR - 1 month	$70,000	$(4,210)
College Park mortgage loan	Oct 16, 2019	Oct 16, 2022	1.2570%	LIBOR - 1 month	37,500	(540)
Unsecured term loan	Nov 4, 2019	Jun 27, 2022	1.4685%	LIBOR - 1 month	100,000	(1,338)
Unsecured term loan	Dec 2, 2019	Jun 27, 2022	1.4203%	LIBOR - 1 month	100,000	(1,290)
Cullen Oaks mortgage loan	Feb 16, 2021	Feb 15, 2028	0.7850%	LIBOR - 1 month	11,622	91
Cullen Oaks mortgage loan	Feb 16, 2021	Feb 15, 2028	0.7850%	LIBOR - 1 month	11,742	92
				Total	$330,864	$(7,195)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2021 and December 31, 2020:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value as of		Balance Sheet Location	Fair Value as of
Description		6/30/2021	12/31/2020		6/30/2021	12/31/2020

Interest rate swap contracts	Other assets	$183	$—	Other liabilities	$7,378	$10,211

The table below presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of comprehensive income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2021	2020	2021	2020
Change in fair value of derivatives and other recognized in other comprehensive income ("OCI")	$(374)	$(1,187)	$412	$(11,507)
Swap interest accruals reclassified to interest expense	1,295	1,042	2,601	1,133
Amortization of interest rate swap terminations (1)	430	427	856	855
Total change in OCI due to derivative financial instruments	$1,351	$282	$3,869	$(9,519)

Interest expense presented in the consolidated statements of comprehensive income in which the effects of cash flow hedges are recorded	$29,240	$27,168	$58,217	$54,951
(1)Represents amortization from OCI into interest expense.

As of June 30, 2021, the Company estimates that $6.8 million will be reclassified from OCI to interest expense over the next twelve months.

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

Financial Instruments Carried at Fair Value

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. There were no Level 1 measurements for the periods presented, and the Company had no transfers between Levels 1, 2, or 3 during the periods presented.

	Fair Value Measurements as of
	June 30, 2021				December 31, 2020
	Level 2		Level 3	Total	Level 2		Level 3	Total
Assets
Derivative financial instruments	$183	(1)	$—	$183	$—		$—	$—
Liabilities
Derivative financial instruments	$7,378	(1)	$—	$7,378	$10,211	(1)	—	$10,211
Mezzanine
Redeemable noncontrolling interests	$23,534	(2)	$3,000	$26,534	$21,567	(2)	$3,000	$24,567
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

Financial Instruments Not Carried at Fair Value

As of June 30, 2021 and December 31, 2020, the carrying values for the following instruments represent fair values due to the short maturity of the instruments: Cash and cash equivalents, Restricted cash, Student contracts receivable, certain items in Other assets (including receivables, deposits, and prepaid expenses), Accounts payable, Accrued expenses, and Other liabilities.

As of June 30, 2021 and December 31, 2020, the carrying values for the following instruments represent fair values due the variable interest rate feature of the instruments: Unsecured revolving credit facility and one variable rate mortgage loan payable.
The table below contains the estimated fair value and related carrying amounts for the Company’s other financial instruments as of June 30, 2021 and December 31, 2020. There were no Level 1 or Level 3 measurements for the periods presented.

	June 30, 2021			December 31, 2020
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
		Level 2			Level 2
Liabilities (1)
Unsecured notes	$2,377,453	$2,560,735	(2)	$2,375,603	$2,609,373	(2)
Mortgage loans payable (fixed rate) (3)	$608,835	$625,501	(4)	$625,783	$656,648	(4)
Bonds payable	$18,986	$20,410	(5)	$18,960	$20,720	(5)
Unsecured term loan (fixed rate)	$199,648	$202,349	(6)	$199,473	$203,348	(6)
(1)Carrying amounts disclosed include any applicable net unamortized OID, net unamortized deferred financing costs, and net unamortized debt premiums and discounts (see Note 7).
(2)Valued using interest rate and spread assumptions that reflect current creditworthiness and market conditions available for the issuance of unsecured notes with similar terms and remaining maturities.
(3)Does not include one variable rate mortgage loan with a principal balance of $1.5 million as of June 30, 2021 and $2.1 million as of December 31, 2020, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4)Valued using the present value of the cash flows at current market interest rates through maturity that primarily fall within the Level 2 category.
(5)Valued using quoted prices in markets that are not active due to the unique characteristics of these financial instruments.
(6)The Company is party to two interest rate swap contracts to hedge the variable rate cash flows associated with the LIBOR-based interest payments on the Term Loan (see Note 7). Valued using the present value of the cash flows at interpolated 1-month LIBOR swap rates through maturity that primarily fall within the Level 2 category.

13. Commitments and Contingencies

Commitments

Construction Contracts: As of June 30, 2021, the Company estimates additional costs to complete one owned development project under construction to be approximately $66.9 million.

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

Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In order to mitigate risk due to change orders, all final development budgets also include a contingency line item. In addition, the GMP is in certain cases secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees was approximately $9.4 million as of June 30, 2021.

As of June 30, 2021, management does not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress. Although the Company currently anticipates completing projects currently under development by the scheduled date and within budget, the project locations could be subject to restrictions on physical movement imposed by governmental entities in response to the COVID-19 pandemic.  Some of these orders may adversely affect the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction entirely, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor; however, the Company anticipates that deviations from schedule or budget related to the effects of the COVID-19 pandemic will qualify as force majeure events.

As a part of the development agreement with Walt Disney World® Resort, the Company has guaranteed the completion of construction of a $614.6 million project to be delivered in phases from 2020 to 2023. As of June 30, 2021, the Company has completed construction on four phases of the ten-phase project within the targeted delivery timeline. In addition, the Company is subject to a development guarantee in the event that the substantial completion of a project phase is delayed beyond its respective targeted delivery date, except in circumstances resulting in unavoidable delays. The agreement dictates that the Company shall pay damages of $20 per bed for each day of delay for any Disney College Internship Program participant who was either scheduled to live in the delayed phase as well as any participant who was not able to participate in the program due to the lack of available housing and would have otherwise been housed in the delayed phase. Under the agreement, the maximum exposure related to the Disney project assuming all remaining beds are not delivered on their respective delivery date is approximately $0.1 million per day. The Company anticipates completing all remaining phases within the targeted delivery timeline.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Other Guarantees: In June 2019, the Company entered into a purchase and sale agreement to buy a land parcel initially scheduled to close on or before June 30, 2021, with potential extensions at the Company’s option to June 1, 2022 or June 1, 2023. In February 2021, the Company provided notice in accordance with the purchase and sale agreement and elected to extend the scheduled close date to June 1, 2022.  In connection with the execution of the agreement, the Company made an earnest money deposit of $2.1 million which is included in restricted cash on the accompanying consolidated balance sheets. As a part of the agreement, within 60 days of certain conditions not being met, the seller of the property can either terminate the agreement or exercise an option to require the Company to purchase the undeveloped land, with the Company retaining all rights to fully own, develop, and utilize the land. If the option is exercised, the Company must pay the agreed upon purchase price of $28.7 million, a commission calculated as a percentage of the sales price, and demolition costs.

Pre-development expenditures: The Company incurs pre-development expenditures such as architectural fees, permits, and deposits associated with the pursuit of third-party and owned development projects.  The Company bears the risk of loss of these pre-development expenditures if financing cannot be arranged or the Company is unable to obtain the required permits and authorizations for the project.  As such, management periodically evaluates the status of third-party and owned projects that have not yet commenced construction and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues. As of June 30, 2021, the Company has deferred approximately $24.6 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are net of any contractual arrangements through which the Company could be reimbursed by another party. Such costs are included in other assets on the accompanying consolidated balance sheets.

Litigation:  The Company is subject to various claims, lawsuits, and legal proceedings, as well as other matters that have not been fully resolved and that have arisen in the ordinary course of business.  While it is not possible to ascertain the ultimate outcome of such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.  However, the outcome of claims, lawsuits, and legal proceedings brought against the Company is subject to significant uncertainty.  Therefore, although management considers the likelihood of such an outcome to be remote, the ultimate results of these matters cannot be predicted with certainty.

Litigation Settlement: In June 2021, the Company entered into a Joint Stipulation and Settlement Agreement to end all outstanding litigation brought by an alleged class of certain current and former California-based employees alleging violations of statutory labor laws and regulations by the Company. The agreement is subject to court approval. The Company agreed to pay an aggregate of $2.0 million to the plaintiffs, plus a portion of payroll taxes on the wage portion on the plaintiffs’ payment, in consideration of the settlement when the settlement agreement is approved by the court. The parties agreed the settlement was intended solely as a compromise of disputed claims and was not to be understood as a concession or determination that the Company has engaged in any wrongdoing. During the quarter ended March 31, 2021, when management and legal counsel deemed it probable that a material loss exposure existed in relation to these matters, the Company recorded litigation expense of $1.2 million based on legal counsel’s estimate of potential exposure. During the three months ended June 30, 2021, the Company recorded an additional $0.8 million in litigation expense to reflect the final amount owed under the settlement agreement, which is reflected in general and administrative expenses in the accompanying consolidated statements of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Owned Properties
Rental revenues and other income	$199,623	$177,488	$418,067	$410,299
Interest income	261	115	388	232
Total revenues from external customers	199,884	177,603	418,455	410,531
Operating expenses before depreciation, amortization, and ground/facility lease expense	(95,703)	(85,749)	(189,694)	(178,223)
Ground/facility lease expense	(2,901)	(2,639)	(5,970)	(5,848)
Interest expense, net (1)	(3,169)	(3,057)	(6,129)	(6,103)
Operating income before depreciation and amortization	$98,111	$86,158	$216,662	$220,357
Depreciation and amortization	$(65,996)	$(63,511)	$(131,322)	$(126,754)
Capital expenditures	$63,114	$85,621	$130,008	$181,832

On-Campus Participating Properties
Rental revenues and other income	$5,221	$4,101	$14,179	$14,810
Interest income	3	7	8	26
Total revenues from external customers	5,224	4,108	14,187	14,836
Operating expenses before depreciation, amortization, and ground/facility lease expense	(3,279)	(3,208)	(6,569)	(6,574)
Ground/facility lease expense	(534)	(254)	(673)	(1,114)
Interest expense, net (1)	(893)	(1,173)	(1,811)	(2,315)
Operating income (loss) before depreciation and amortization	$518	$(527)	$5,134	$4,833
Depreciation and amortization	$(2,039)	$(2,045)	$(4,081)	$(4,082)
Capital expenditures	$579	$601	$785	$1,166

Development Services
Development and construction management fees	$866	$1,290	$2,825	$3,345
Operating expenses	(2,160)	(2,080)	(4,395)	(4,605)
Operating loss before depreciation and amortization	$(1,294)	$(790)	$(1,570)	$(1,260)

Property Management Services
Property management fees from external customers	$2,811	$2,668	$6,172	$6,497
Operating expenses	(2,840)	(2,897)	(5,992)	(6,579)
Operating (loss) income before depreciation and amortization	$(29)	$(229)	$180	$(82)

Reconciliations
Total segment revenues and other income	$208,785	$185,669	$441,639	$435,209
Unallocated interest income earned on investments and corporate cash	88	748	176	1,463
Total consolidated revenues, including interest income	$208,873	$186,417	$441,815	$436,672

Segment income before depreciation and amortization	$97,306	$84,612	$220,406	$223,848
Segment depreciation and amortization	(68,035)	(65,556)	(135,403)	(130,836)
Corporate depreciation	(706)	(885)	(1,455)	(1,774)
Net unallocated expenses relating to corporate interest and overhead	(38,016)	(31,957)	(75,355)	(64,995)
Gain from disposition of real estate	—	—	—	48,525
Other nonoperating income	157	—	157	—
Amortization of deferred financing costs	(1,418)	(1,255)	(2,737)	(2,542)
Loss from extinguishment of debt	—	—	—	(4,827)
Income tax provision	(341)	(381)	(681)	(760)
Net (loss) income	$(11,053)	$(15,422)	$4,932	$66,639

(1)Net of capitalized interest and amortization of debt premiums and discounts.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15. Subsequent Events

Distributions:  On August 4, 2021, the Board of Directors of the Company declared a distribution per share of $0.47, which will be paid on August 27, 2021 to all common stockholders of record as of August 16, 2021.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units.

ATM Equity Program: Subsequent to June 30, 2021, the Company sold 428,000 shares of common stock under its ATM Equity Program at a weighted average price of $49.52 per share for net proceeds of approximately $20.9 million.

Mortgage Pay-Off: In July 2021, the Company paid off approximately $37.2 million of fixed rate mortgage debt secured by two owned properties.

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

Property Portfolio

Below is a summary of our property portfolio as of June 30, 2021:

Property portfolio:	Properties	Beds
Owned operating properties
Off-campus properties	126	70,220
On-campus ACE (1) (2)	33	30,119
Subtotal – operating properties	159	100,339

Owned properties under development
On-campus ACE (3)	1	6,308
Subtotal – properties under development	1	6,308

Total owned properties	160	106,647

On-campus participating properties	6	5,230

Total owned property portfolio	166	111,877

Managed properties	39	29,426
Total property portfolio	205	141,303

(1)Includes two properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.
(2)Includes 33 properties operated under ground/facility leases with 16 university systems and completed phases of the Walt Disney World® Resort project, which consists of ten phases, four of which were delivered as of June 30, 2021, with the remainder anticipated to be delivered from 2021 to 2023.
(3)The Walt Disney World® Resort project consists of one property with multiple phases delivered from 2020 to 2023; as such, only the beds for remaining phases to be completed are included in the beds for owned properties under development.  Beds for any completed phases of this project are included in owned operating properties beds.

Leasing Results

Our financial results for the year ended December 31, 2021 are impacted by the results of our annual leasing process for the 2020/2021 and 2021/2022 academic years.  As previously discussed, the COVID-19 pandemic has had an unprecedented effect on the student housing industry. As a result, students’ housing decisions and preferences were affected by university policies and the general continued uncertainty associated with COVID-19, which resulted in our experiencing diminished leasing results for the 2020/2021 academic year. As of September 30, 2020, the beginning of the 2020/2021 academic year, occupancy at our 2021 same store properties was 90.3% with a rental rate increase of 1.1% compared to the prior academic year, and occupancy at our total owned property portfolio (including two development properties completed in Fall 2020) was 89.9%. As it relates to leasing activities for the 2021/2022 academic year, we anticipate that our final leasing results will exceed levels achieved for the 2020/2021 academic year. However, the final occupancy and rental rate growth achieved will be dependent on various factors including geographic differences in university policies and consumer behaviors, the level of in-person learning and extracurricular events occurring at the universities we serve, any continuing COVID-19 related concerns among students and parents, and overall market dynamics as the COVID-19 pandemic continues to evolve.

Owned Development

The Company is in the process of constructing a ten-phase housing project under our ACE® structure with scheduled phase deliveries from 2020 to 2023 for Walt Disney World® Resort that will serve student interns participating in the highly competitive Disney College Program (“Disney College Program” or “DCP”). In May 2021, Walt Disney World® Resort announced that it was recommencing the DCP in the summer of 2021 after temporarily suspending the program in 2020 due to the COVID-19 pandemic. Barring unforeseen future impacts related to the COVID-19 pandemic, the Company expects the project to meet its original 2022 targeted yield, with stabilization occurring in May 2023, as initially anticipated prior to the pandemic. As of June 30, 2021, the Company has completed construction on four phases of the project within the targeted delivery timeline, and the remaining phases are anticipated to be delivered from 2021 to 2023.

Recently Completed Owned Development Projects

During the three months ended June 30, 2021, the final stages of construction were completed for the following phase of the Disney College Program project as summarized in the table below:

Project	Location	Primary University / Market Served	Beds	Total Project Cost	Construction Completed

Disney College Program Phase IV	Orlando, FL	Walt Disney World® Resort	1,521	$84,500	May 2021

Owned Development Project Under Construction

At June 30, 2021, we were in process of constructing the remaining phases of the Disney College Program project as summarized in the table below:

Project	Location	Primary University / Market Served	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Completion

Disney College Program Phases V	Orlando, FL	Walt Disney World® Resort	864	$51,500	$49,946	July 2021
Disney College Program Phases VI-VIII	Orlando, FL	Walt Disney World® Resort	3,235	193,000	165,401	Jan, May & Aug 2022
Disney College Program Phases IX-X	Orlando, FL	Walt Disney World® Resort	2,209	122,700	84,954	Jan & May 2023
			6,308	$367,200	$300,301

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations, and others.

As of June 30, 2021, we were under contract on three third-party development projects that are currently under construction and whose fees total $11.0 million.  As of June 30, 2021, fees of approximately $2.0 million remained to be earned by the Company with respect to these projects, which have scheduled completion dates in 2021 and 2022.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020

The following table presents our results of operations for the three months ended June 30, 2021 and 2020, including the amount and percentage change in these results between the two periods.

	Three Months Ended June 30,
	2021	2020	Change ($)	Change (%)
Revenues
Owned properties	$199,623	$177,488	$22,135	12.5%
On-campus participating properties	5,221	4,101	1,120	27.3%
Third-party development services	866	1,290	(424)	(32.9)%
Third-party management services	2,811	2,668	143	5.4%
Total revenues	208,521	185,547	22,974	12.4%

Operating expenses
Owned properties	95,703	85,749	9,954	11.6%
On-campus participating properties	3,279	3,208	71	2.2%
Third-party development and management services	5,000	4,977	23	0.5%
General and administrative	12,926	9,767	3,159	32.3%
Depreciation and amortization	68,741	66,441	2,300	3.5%
Ground/facility leases	3,435	2,893	542	18.7%
Total operating expenses	189,084	173,035	16,049	9.3%

Operating income	19,437	12,512	6,925	55.3%

Nonoperating income (expenses)
Interest income	352	870	(518)	(59.5)%
Interest expense	(29,240)	(27,168)	(2,072)	7.6%
Amortization of deferred financing costs	(1,418)	(1,255)	(163)	13.0%
Other nonoperating income	157	—	157	100.0%
Total nonoperating expenses	(30,149)	(27,553)	(2,596)	9.4%

Loss before income taxes	(10,712)	(15,041)	4,329	(28.8)%
Income tax provision	(341)	(381)	40	(10.5)%

Net loss	(11,053)	(15,422)	4,369	(28.3)%

Net loss attributable to noncontrolling interests	1,651	2,078	(427)	(20.5)%
Net loss attributable to ACC, Inc. and Subsidiaries common stockholders	$(9,402)	$(13,344)	$3,942	(29.5)%

Same Store and New Property Operations

We define our same store property portfolio as owned properties that are owned and operating for both of the full years ended December 31, 2021 and December 31, 2020, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale as of June 30, 2021. It also includes the full operating results of properties owned through joint ventures in which the Company has a controlling financial interest and which are consolidated for financial reporting purposes.

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

A reconciliation of our same store, new property and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties (1)		Sold Properties/ Other (2)		Total - All Properties
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Number of properties (3)	157	157	2	—	—	—	159	157
Number of beds (3)	95,351	95,351	4,988	778	—	—	100,339	96,129

Revenues	$195,708	$177,391	$3,915	$97	$—	$—	$199,623	$177,488
Operating expenses	$92,457	$84,890	$3,175	$811	$71	$48	$95,703	$85,749
(1)Property count does not include the Walt Disney World® Resort project which is counted as one property under development and consists of ten phases, four of which have been completed, with the remaining phases anticipated to be delivered from 2021 to 2023. New properties number of beds includes the beds for the completed phases of this project.
(2)Does not include the allocation of payroll and other administrative costs related to corporate management and oversight. Includes professional fees related to the operation of consolidated joint ventures that are included in owned properties operating expenses in the consolidated statements of comprehensive income.
(3)Does not include properties that are under construction or undergoing redevelopment.

Same Store Properties:  The increase in revenue from our same store properties was primarily due to COVID-19 related concessions provided in 2020 including rent forgiven as a part of our Resident Hardship Program and rent refunds provided to tenants at our on-campus ACE properties and certain off-campus residence halls, and an increase in rental rates for the 2020/2021 academic year. These increases were offset by a decrease in average occupancy during the periods being compared, from 85.0% for the three months ended June 30, 2020 to 83.9% for the three months ended June 30, 2021. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2020/2021 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2021/2022 academic year at our various properties.
The increase in operating expenses for our same store properties was primarily due to the normalization of the Company’s operations in 2021 as compared to the prior year quarter, which was significantly impacted by COVID-19 related shelter-in-place orders. We anticipate that operating expenses for our same store property portfolio for the year 2021 will increase as compared to 2020 as a result of the reason discussed above.

New Property Operations: Our new properties for the three and six months ended June 30, 2021 include development properties that completed construction and opened for operations in Fall 2020, as well as four phases at our Disney College Program project which completed construction in 2020 and 2021. These properties are summarized in the table below:

Property	Location	Primary University / Market Served	Beds	Opening Date / Construction Completed

Disney College Program Phase I (ACE)	Orlando, FL	Walt Disney World® Resort	778	May 2020
Currie Hall Phase II (ACE)	Los Angeles, CA	Univ. of Southern California	272	July 2020
Disney College Program Phase II (ACE)	Orlando, FL	Walt Disney World® Resort	849	August 2020
Manzanita Square (ACE)	San Francisco, CA	San Francisco State Univ.	584	August 2020
Disney College Program Phase III (ACE)	Orlando, FL	Walt Disney World® Resort	984	January 2021
Disney College Program Phase IV (ACE)	Orlando, FL	Walt Disney World® Resort	1,521	May 2021
		Total - New Properties	4,988

On-Campus Participating Properties (“OCPP”) Operations

As of June 30, 2021, we had six on-campus participating properties containing 5,230 beds. Revenues from these properties increased by $1.1 million, from $4.1 million for the three months ended June 30, 2020, to $5.2 million for the three months ended June 30, 2021. The increase is primarily due to rent concessions and waived fee income in the prior year period due to COVID-19. Operating expenses at these properties remained constant during comparable three month periods. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2020/2021 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2021/2022 academic year.

General and Administrative

General and administrative expenses increased by approximately $3.1 million, from $9.8 million during the three months ended June 30, 2020, to $12.9 million for the three months ended June 30, 2021. The increase was primarily due to the following items incurred during the three months ended June 30, 2021: (i) $1.3 million in accelerated amortization of unvested restricted stock awards due to the pending retirement of the Company’s President in August 2021; (ii) $0.8 million related to the settlement of a litigation matter; (iii) increases in labor and benefits, including increases in health insurance costs; (iv) increases in compensation expense for our Board of Directors due to an increased number of directors associated with Board refreshment activities occurring in the first quarter 2021; (v) increases in travel and other items due to the impact of COVID-19 on the prior year period; and (vi) other general inflationary factors. We anticipate general and administrative expenses will increase in 2021 as compared to 2020 for the reasons discussed above.

Depreciation and Amortization

Depreciation and amortization increased by approximately $2.3 million, from $66.4 million during the three months ended June 30, 2020, to $68.7 million for the three months ended June 30, 2021.  The increase was primarily due to a $3.3 million increase related to the completion of construction and opening of owned development properties in 2020 and 2021, offset by a $0.8 million decrease at our same store properties due to assets that became fully amortized or depreciated over the last year. We anticipate depreciation and amortization will increase in 2021 as compared to 2020 for the reasons discussed above.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.5 million, from $2.9 million during the three months ended June 30, 2020, to $3.4 million for the three months ended June 30, 2021. This increase was primarily due to ACE development projects that completed construction and opened for operations in Fall 2020, as well as increased variable payments at various ACE same store properties and on-campus participating properties due to improved operating performance at the properties as compared to the prior year, which was impacted by COVID-19. We anticipate ground/facility leases expense will increase in 2021 as compared to 2020 for the reasons discussed above.

Interest Income

Interest income decreased by approximately $0.5 million, from $0.9 million during the three months ended June 30, 2020, to $0.4 million for the three months ended June 30, 2021. The decrease was primarily due to the early repayment of a note receivable in October 2020. We anticipate that interest income for the year 2021 will decrease as compared to 2020 for the reason discussed above.

Interest Expense

Interest expense increased by approximately $2.0 million, from $27.2 million during the three months ended June 30, 2020, to $29.2 million for the three months ended June 30, 2021. The increase was primarily due to $3.1 million of additional interest incurred related to our offering of unsecured notes in June 2020 and a $1.0 million decrease in capitalized interest, which is based on the timing of completion of our owned development pipeline. The increase was partially offset by: (i) a $0.9 million decrease in interest expense on our revolving credit facility due to a decrease in the average outstanding balance during the comparative three month periods coupled with both a decrease in LIBOR rates and a decrease in the spread, which changed from 1.00% to 0.85% as a part of the renewal of the facility in May 2021; (ii) a $0.8 million decrease due to the pay-off of mortgage debt; and (iii) a $0.2 million decrease at one OCPP due to the refinance of the mortgage loan on the property that was swapped to a fixed rate. We anticipate interest expense will increase in 2021 as compared to 2020 due to additional interest related to our offering of unsecured notes in June 2020 and a decrease in capitalized interest. These increases will be partially offset by a decrease in interest expense due to a lower average outstanding balance in our revolving credit facility and the pay-off of mortgage debt in 2020 and 2021.

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

Comparison of the Six Months Ended June 30, 2021 and June 30, 2020

The following table presents our results of operations for the six months ended June 30, 2021 and 2020, including the amount and percentage change in these results between the two periods.

	Six Months Ended June 30,
	2021	2020	Change ($)	Change (%)
Revenues
Owned properties	$418,067	$410,299	$7,768	1.9%
On-campus participating properties	14,179	14,810	(631)	(4.3)%
Third-party development services	2,825	3,345	(520)	(15.5)%
Third-party management services	6,172	6,497	(325)	(5.0)%
Total revenues	441,243	434,951	6,292	1.4%

Operating expenses (income)
Owned properties	189,694	178,223	11,471	6.4%
On-campus participating properties	6,569	6,574	(5)	(0.1)%
Third-party development and management services	10,387	11,184	(797)	(7.1)%
General and administrative	25,254	19,925	5,329	26.7%
Depreciation and amortization	136,858	132,610	4,248	3.2%
Ground/facility leases	6,643	6,962	(319)	(4.6)%
Gain from disposition of real estate	—	(48,525)	48,525	(100.0)%
Total operating expenses	375,405	306,953	68,452	22.3%

Operating income	65,838	127,998	(62,160)	(48.6)%

Nonoperating income (expenses)
Interest income	572	1,721	(1,149)	(66.8)%
Interest expense	(58,217)	(54,951)	(3,266)	5.9%
Amortization of deferred financing costs	(2,737)	(2,542)	(195)	7.7%
Loss from extinguishment of debt	—	(4,827)	4,827	(100.0)%
Other nonoperating income	157	—	157	100.0%
Total nonoperating expenses	(60,225)	(60,599)	374	(0.6)%

Income before income taxes	5,613	67,399	(61,786)	(91.7)%
Income tax provision	(681)	(760)	79	(10.4)%
Net income	4,932	66,639	(61,707)	(92.6)%

Net loss attributable to noncontrolling interests	1,284	872	412	47.2%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$6,216	$67,511	$(61,295)	(90.8)%

Same Store and New Property Operations

A reconciliation of our same store, new property, and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties (1)		Sold Properties/ Other (2)		Total - All Properties
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Number of properties (3)	157	157	2	—	—	1	159	158
Number of beds (3)	95,351	95,351	4,988	778	—	901	100,339	97,030

Revenues	$410,840	$407,312	$7,227	$286	$—	$2,701	$418,067	$410,299
Operating expenses	$183,973	$175,955	$5,579	$1,150	$142	$1,118	$189,694	$178,223
(1)Property count does not include the Walt Disney World® Resort project which is counted as one property under development and consists of ten phases, four of which have been completed, with the remaining phases anticipated to be delivered from 2021 to 2023. New properties number of beds includes the beds for the completed phases of this project.
(2)Does not include the allocation of payroll and other administrative costs related to corporate management and oversight. Includes one property sold in 2020 and professional fees related to the operation of consolidated joint ventures that are included in owned properties operating expenses in the consolidated statements of comprehensive income.
(3)Does not include properties that are under construction or undergoing redevelopment.

Same Store Properties:  The increase in revenue from our same store properties was primarily due to COVID-19 related concessions provided during the second quarter 2020 including rent forgiven as a part of our Resident Hardship Program and rent refunds provided to tenants at our on-campus ACE properties and certain off-campus residence halls, and an increase in rental rates for the 2021/2022 academic year. The increase was partially offset by a slight decrease in average occupancy from 93.8% for the six months ended June 30, 2020, to 93.2% for the six months ended June 30, 2021 primarily as a result of lower leasing results for the 2020/2021 academic year due to COVID-19.

The increase in operating expenses for our same store properties during the six months ended June 30, 2021 is due to the same factors that contributed to the increase for the three months ended June 30, 2021.

New Property Operations: Our new properties for the six months ended June 30, 2021 are summarized in the table of new properties contained in the discussion of our results of operations for the three months ended June 30, 2021 and 2020.

On-Campus Participating Properties (“OCPP”) Operations

Revenues from our OCPPs decreased by $0.6 million, from $14.8 million for the six months ended June 30, 2020, to $14.2 million for the six months ended June 30, 2021. The decrease was primarily due to a decrease in average occupancy from 68.2% for the six months ended June 30, 2020 to 62.9% for the six months ended June 30, 2021. Operating expenses at these properties remained constant during the comparable six month periods.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $0.5 million, from $3.3 million during the six months ended June 30, 2020, to $2.8 million for the six months ended June 30, 2021.  The decrease was primarily due to an incentive fee recognized during the six months ended June 30, 2021 related to cost savings realized for one recently completed third party development project, as compared to an incentive fee earned for costs savings at two projects during the six months ended June 30, 2020. During the six months ended June 30, 2021 we had three projects under construction with an average contractual fee of $3.7 million, as compared to three projects under construction during the six months ended June 30, 2020 with an average contractual fee of $4.7 million.

Development services revenues are dependent on our ability to successfully be awarded such projects, the amount of the contractual fee related to the project, and the timing and completion of the development and construction of the project. In addition, to the extent projects are completed under budget, we may be entitled to a portion of such savings, which are recognized as revenue when performance has been agreed upon by all parties, or when performance has been verified by an independent third-party. We anticipate that third-party development services revenue will increase in 2021 as compared to 2020 due to the anticipated closing and commencement of construction in 2021 of newly awarded projects and/or projects previously delayed as a result of COVID-19.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses decreased by approximately $0.8 million, from $11.2 million during the six months ended June 30, 2020, to $10.4 million for the six months ended June 30, 2021. The decrease was primarily due to a decrease in the provision for uncollectible accounts related to accounts receivable from third-party development and management projects and a decrease in payroll and security costs related to related to the management of properties located near Walt Disney World® Resort. These decreases were offset by increases in labor and benefits as well as other general inflationary factors. We anticipate third-party development and management services expenses will decrease in 2021 as compared to 2020 for the reasons discussed above.

General and Administrative

General and administrative expenses increased by approximately $5.4 million, from $19.9 million during the six months ended June 30, 2020, to $25.3 million for the six months ended June 30, 2021. The increase was primarily due to the following items incurred during the six months ended June 30, 2021: (i) $1.8 million in accelerated amortization of unvested restricted stock awards due to the pending retirement of the Company’s President in August 2021; (ii) $0.9 million in consulting, legal, and other related costs incurred in relation to stockholder engagement activities in preparation for the Company’s 2021 annual stockholders’ meeting; (iii) a $0.9 million net increase in litigation expense over the comparative six month periods; (iv) $0.6 million of share-based compensation expense related to grants of restricted stock units to three new Board of Directors members who were appointed in January 2021; and (v) increases in labor and benefits as well as other general inflationary factors.

Depreciation and Amortization

Depreciation and amortization increased by approximately $4.3 million, from $132.6 million during the six months ended June 30, 2020, to $136.9 million for the six months ended June 30, 2021.  The increase was primarily due to a $6.4 million increase related to the completion of construction and opening of owned development properties in 2020 and 2021, offset by a $1.6 million decrease at our same store properties due to assets that became fully amortized or depreciated over the last year, a $0.3 million decrease in depreciation of corporate assets, and a $0.2 million decrease related to a property sold in 2020.

Gain from Disposition of Real Estate

During the six months ended June 30, 2020, we sold one owned property containing 901 beds, resulting in a net gain from disposition of real estate of approximately $48.5 million. Refer to Note 5 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1.

Interest Income

Interest income decreased by approximately $1.1 million, from $1.7 million during the six months ended June 30, 2020, to $0.6 million for the six months ended June 30, 2021. The decrease was primarily due to the early repayment of a note receivable in October 2020.

Interest Expense

Interest expense increased by approximately $3.2 million, from $55.0 million during the six months ended June 30, 2020, to $58.2 million for the six months ended June 30, 2021. The increase was primarily due to the following: (i) $6.8 million of additional interest incurred related to our offerings of unsecured notes in January 2020 and June 2020, net of a reduction in interest expense related to the early repayment of unsecured notes in January 2020 that were originally scheduled to mature in October 2020; and (ii) a $1.7 million decrease in capitalized interest, which is based on the timing of completion of our owned development pipeline. These items were offset by: (i) a $3.1 million decrease in interest expense on our revolving credit facility due to a decrease in the average outstanding balance during the comparative six month periods coupled with both a decrease in LIBOR rates and a decrease in the spread, which changed from 1.0% to 0.85% as a part of the renewal of the facility in May 2021; (ii) a $1.5 million decrease due to the pay-off of mortgage debt; (iii) a $0.3 million decrease at one OCPP due to the refinance of the mortgage loan on the property that was swapped to a fixed rate; and (iv) a $0.3 million decrease at various properties due to scheduled principal payments.

Loss from Extinguishment of Debt

During the six months ended June 30, 2020, we recognized a $4.8 million loss on the extinguishment of debt related to the early redemption of our $400 million 3.35% Senior Notes due October 2020. The redemption was funded using net proceeds from the Operating Partnership’s closing of a $400 million offering of senior unsecured notes under its existing shelf registration in January 2020.

Liquidity and Capital Resources

As it relates to our liquidity and capital resources, a resurgence in the COVID-19 pandemic or any associated variant strains could have a negative impact on the global capital markets which could negatively affect our ability to obtain additional financing to meet our short-term and/or long-term liquidity needs, including making distributions to our stockholders.

Cash Balances and Cash Flows

As of June 30, 2021, we had $57.8 million in cash, cash equivalents, and restricted cash, as compared to $74.0 million as of December 31, 2020.  Restricted cash primarily consists of escrow accounts held by lenders, resident security deposits as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the six months ended June 30, 2021, net cash provided by operating activities was approximately $101.4 million, as compared to approximately $143.1 million for the six months ended June 30, 2020, a decrease of $41.7 million.  This decrease was primarily due to the following: (i) decreased operating results at our same store properties during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020 as a result of diminished average occupancy due to COVID-19; (ii) increases in receivables due to contractual arrangements with universities to partially reimburse the Company over time for lost revenues as a result of rent abatements provided to tenants experiencing financial hardship due to COVID-19, as well as increases in insurance related receivables; (iii) decreases in other liabilities due to the timing of payments from universities under master lease agreements; and (iv) decreased net operating income due to the disposition of an owned property in 2020. These decreases were partially offset by operating cash flows from the commencement of occupancy at two owned development properties completed in 2020 and the recommencement of the Disney College Program in June 2021.

Investing Activities:  Investing activities utilized $142.9 million and $51.5 million for the six months ended June 30, 2021 and 2020, respectively. The $91.4 million increase in cash utilized in investing activities was primarily a result of $146.1 million in proceeds from the disposition of one property during the six months ended June 30, 2020, as compared to no dispositions of properties during the six months ended June 30, 2021. This increase in cash utilized was offset by a $52.8 million decrease in cash used to fund the construction of our owned development properties.

Financing Activities: For the six months ended June 30, 2021, net cash provided by financing activities totaled $25.2 million, as compared to net cash utilized by financing activities of $112.0 million for the six months ended June 30, 2020. The $137.2 million increase in cash provided by financing activities was primarily a result of the following: (i) a $6.8 million net increase in unsecured debt borrowings; (ii) a $77.2 million increase due to cash paid to purchase the remaining ownership interest in two properties held in a joint venture during the six months ended June 30, 2020, as compared to no such purchase during the six months ended June 30, 2021; (iii) a $38.0 million increase in net proceeds from the sale of common stock; and (iv) a $20.7 million decrease in pay-offs of mortgage loans during the six months ended June 30, 2021 as compared to the prior year period.

Liquidity Needs, Sources, and Uses of Capital

In May 2021, the Company renewed its $1.0 billion Credit Facility. The Credit Facility now matures in May 2025 and demonstrates the Company’s commitment to Environmental, Social and Governance (“ESG”) ESG practices with sustainability-linked pricing, whereby the borrowing rate improves if the Company meets certain ESG performance targets. The Credit Facility also includes two 6-month extension options and an accordion feature that allows the Company to expand the Credit Facility by up to an additional $500 million, subject to the satisfaction of certain conditions. Borrowing rates float at a margin over LIBOR plus an annual facility fee with spreads reflecting current market terms, which are more favorable than those contained in the prior facility. Both the margin and the facility fee are priced on a grid that is tied to the Company’s credit rating. Based on the Company’s current Baa2/BBB rating, the annual facility fee is 20 basis points and the LIBOR margin is 85 basis points, a reduction of 15 basis points from previous pricing levels. Refer to Note 7 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1 for additional information.

During the three months ended June 30, 2021, the Company sold 788,600 shares of common stock under the ATM program at a weighted average price of $48.79 per share, for net proceeds of approximately $38.0 million. The proceeds were primarily used to repay borrowings on the Company’s Credit Facility. As of June 30, 2021, total gross proceeds of $38.5 million have been raised under the Company’s current ATM program, leaving approximately $461.5 million of capacity. Refer to Note 8 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1 for additional information.

As of June 30, 2021, our short-term liquidity needs included, but were not limited to, the following: (i) potential distribution payments to our common and restricted stockholders totaling approximately $263.0 million assuming no change from the Company’s most recent quarterly distribution of $0.47 per share and the number of our shares outstanding as of June 30, 2021; (ii) potential distribution payments to our Operating Partnership unitholders totaling approximately $0.9 million assuming no change from the Operating Partnership’s most recent quarterly distribution of $0.47 per unit and the number of units outstanding as of June 30, 2021 and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of June 30, 2021; (iii) estimated development costs over the next 12 months totaling approximately $53.8 million for our owned property currently under construction; (iv) the pay-off of approximately $86.9 million of outstanding fixed rate mortgage debt scheduled to mature in the next 12 months; (v) potential future developments, property, or land acquisitions; and (vi) recurring capital expenditures. We plan to refinance, renew, or extend our $200 million Term Loan prior to its maturity in June 2022.

We expect to meet our short-term liquidity requirements by: (i) utilizing current cash on hand and net cash provided by operations; (ii) borrowing under our existing revolving credit facility, which has availability of $479.3 million as of June 30, 2021; (iii) accessing the unsecured bond market; (iv) exercising debt extension options to the extent they are available; (v) issuing securities, including common stock, under our ATM Equity Program discussed more fully in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, or otherwise; and (vi) potentially disposing of properties and/or selling ownership interests in existing properties through joint venture arrangements, depending on market conditions. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

We may seek additional funds to undertake initiatives not contemplated by our business plan or to obtain additional cushion against possible shortfalls. We also may pursue additional financing as opportunities arise. Future financings may include a range of different sizes or types of financing, including the incurrence of additional secured debt and the sale of additional debt or equity securities. These funds may not be available on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions, our success or lack of success in penetrating our markets, our future creditworthiness, and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the agreements governing our unsecured credit facility and unsecured notes. These financings could increase our level of indebtedness or result in dilution to our equity holders.

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

On August 4, 2021, our Board of Directors declared a distribution per share of $0.47, which will be paid on August 27, 2021 to all common stockholders of record as of August 16, 2021.

Indebtedness

The amounts below exclude net unamortized debt premiums and discounts related to mortgage loans assumed in connection with property acquisitions, original issue discounts (“OIDs”), and deferred financing costs (see Note 7 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1). A summary of our consolidated indebtedness as of June 30, 2021 is as follows:

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	$629,671	16.8%	4.2%	6.1 Years
Unsecured	3,120,700	83.2%	3.1%	5.1 Years
Total consolidated debt	$3,750,371	100.0%	3.3%	5.3 Years

Fixed rate debt
Secured
Project-based taxable bonds	$19,110	0.5%	7.5%	3.5 Years
Mortgage	609,054	16.2%	4.1%	6.2 Years
Unsecured
April 2013 Notes	400,000	10.7%	3.8%	1.8 Years
June 2014 Notes	400,000	10.7%	4.1%	3.0 Years
October 2017 Notes	400,000	10.7%	3.6%	6.4 Years
June 2019 Notes	400,000	10.7%	3.3%	5.0 Years
January 2020 Notes	400,000	10.7%	2.9%	8.6 Years
June 2020 Notes	400,000	10.7%	3.9%	9.6 Years
Term loan	200,000	5.2%	2.5%	1.0 Years
Total - fixed rate debt	3,228,164	86.1%	3.6%	5.5 Years

Variable rate debt
Secured
Mortgage	1,507	0.1%	2.6%	24.1 Years
Unsecured
Unsecured revolving credit facility	520,700	13.8%	1.1%	3.9 Years
Total - variable rate debt	522,207	13.9%	1.1%	3.9 Years
Total consolidated debt	$3,750,371	100.0%	3.3%	5.3 Years

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

American Campus Communities Operating Partnership, LP (the “Subsidiary Issuer") has issued the unsecured notes described in the Unsecured Notes section of Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1. The unsecured notes are fully and unconditionally guaranteed by the Company, and the Subsidiary Issuer is 99.6% owned, directly or indirectly, by the Company. The guarantees are direct senior unsecured obligations of the Company and rank equally in right of payment with all other senior unsecured indebtedness of the Company from time to time outstanding. Furthermore, the Company’s guarantees will be effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity the Company accounts for under the equity method of accounting). In addition, under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee, such as the guarantee provided by the Company, could be voided, and payment thereon could be required to be returned to the guarantor or to a fund for the benefit of the creditors of the guarantor, under certain circumstances.

The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of June 30, 2021, the Operating Partnership was in compliance with all such covenants.

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

The following table presents a reconciliation of our net income attributable to common stockholders to FFO and FFOM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(9,402)	$(13,344)	$6,216	$67,511
Noncontrolling interests' share of net loss	(1,651)	(2,078)	(1,284)	(872)

Joint Venture ("JV") partners' share of FFO
JV partners' share of net loss	1,634	2,046	1,334	1,130
JV partners' share of depreciation and amortization	(1,902)	(1,927)	(3,794)	(3,892)
	(268)	119	(2,460)	(2,762)

Gain from disposition of real estate	—	—	—	(48,525)
Total depreciation and amortization	68,741	66,441	136,858	132,610
Corporate depreciation (1)	(706)	(885)	(1,455)	(1,774)
FFO attributable to common stockholders and OP unitholders	56,714	50,253	137,875	146,188

Elimination of operations of OCPPs
Net loss (income) from OCPPs	1,135	2,206	(1,819)	(1,500)
Amortization of investment in OCPPs	(2,039)	(2,045)	(4,081)	(4,082)
	55,810	50,414	131,975	140,606

Modifications to reflect operational performance of OCPPs
Our share of net cash flow (2)	534	254	673	1,114
Management fees and other	294	244	802	827
Contribution from OCPPs	828	498	1,475	1,941

Elimination of loss from extinguishment of debt (3)	—	—	—	4,827
Elimination of litigation settlement expense (4)	833	—	2,033	1,100
Stockholder engagement and other proxy advisory costs (5)	—	—	914	—
Executive retirement charges (6)	1,299	—	1,837	—
FFOM attributable to common stockholders and OP unitholders	$58,770	$50,912	$138,234	$148,474

FFO per share - diluted	$0.41	$0.36	$0.99	$1.05
FFOM per share - diluted	$0.42	$0.37	$0.99	$1.07
Weighted-average common shares outstanding - diluted	139,766,038	139,220,414	139,643,100	139,155,823
(1)Represents depreciation on corporate assets not added back for purposes of calculating FFO.
(2)50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures which is included in ground/facility leases expense in the consolidated statements of comprehensive income.
(3)The six months ended June 30, 2020 amount represents the loss associated with the January 2020 redemption of the Company's $400 million 3.35% Senior Notes originally scheduled to mature in October 2020.

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

Refer to the Litigation section of Note 13 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for additional discussion.

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

Dated:	August 5, 2021

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary