Form 10-Q
period 2021-09-30
AMERICAN CAMPUS COMMUNITIES INC
filed 2021-11-04
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

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
There were 139,156,671 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on October 29, 2021.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021
 TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries

	Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020 (all unaudited)	2

	Consolidated Statements of Changes in Equity for the three months ended March 31, 2021 and 2020, June 30, 2021 and 2020, and September 30, 2021 and 2020 (all unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (all unaudited)	5

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	41

Item 4.	Controls and Procedures	41

PART II.

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

SIGNATURES		43

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets

Investments in real estate
Owned properties, net	$6,709,528	$6,721,744
On-campus participating properties, net	65,813	69,281
Investments in real estate, net	6,775,341	6,791,025

Cash and cash equivalents	42,073	54,017
Restricted cash	20,163	19,955
Student contracts receivable, net	22,188	11,090
Operating lease right of use assets	456,871	457,573
Other assets	232,083	197,500

Total assets	$7,548,719	$7,531,160

Liabilities and equity

Liabilities
Secured mortgage and bond debt, net	$562,343	$646,827
Unsecured notes, net	2,378,380	2,375,603
Unsecured term loan, net	199,736	199,473
Unsecured revolving credit facility	577,000	371,100
Accounts payable and accrued expenses	98,380	85,070
Operating lease liabilities	494,397	486,631
Other liabilities	191,251	185,352
Total liabilities	4,501,487	4,350,056

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	27,405	24,567

Equity
American Campus Communities, Inc. and Subsidiaries stockholders’ equity
Common stock, $0.01 par value, 800,000,000 shares authorized, 139,046,139 and 137,540,345 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,390	1,375
Additional paid in capital	4,538,210	4,472,170
Common stock held in rabbi trust, 110,532 and 91,746 shares at September 30, 2021 and December 31, 2020, respectively	(4,711)	(3,951)
Accumulated earnings and dividends	(1,534,660)	(1,332,689)
Accumulated other comprehensive loss	(17,236)	(22,777)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	2,982,993	3,114,128
Noncontrolling interests – partially owned properties	36,834	42,409
Total equity	3,019,827	3,156,537

Total liabilities and equity	$7,548,719	$7,531,160

Consolidated variable interest entities’ assets and liabilities included in the above balances

Investments in real estate, net	$577,445	$592,787
Cash, cash equivalents, and restricted cash	$35,579	$41,248
Other assets	$20,129	$13,078
Secured mortgage debt, net	$405,445	$410,837
Accounts payable, accrued expenses, and other liabilities	$54,991	$46,645
See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Owned properties	$219,413	$192,332	$637,480	$602,631
On-campus participating properties	6,067	5,386	20,246	20,196
Third-party development services	938	2,186	3,763	5,531
Third-party management services	2,459	2,771	8,631	9,268
Total revenues	228,877	202,675	670,120	637,626

Operating expenses (income)
Owned properties	117,176	106,518	306,870	284,741
On-campus participating properties	4,120	3,783	10,689	10,357
Third-party development and management services	4,990	5,061	15,377	16,245
General and administrative	10,309	8,638	35,563	28,563
Depreciation and amortization	69,445	67,369	206,303	199,979
Ground/facility leases	5,502	3,071	12,145	10,033
Gain from disposition of real estate	—	—	—	(48,525)
Total operating expenses	211,542	194,440	586,947	501,393

Operating income	17,335	8,235	83,173	136,233

Nonoperating income (expenses)
Interest income	387	855	959	2,576
Interest expense	(29,271)	(29,056)	(87,488)	(84,007)
Amortization of deferred financing costs	(1,470)	(1,349)	(4,207)	(3,891)
Loss from extinguishment of debt	—	—	—	(4,827)
Other nonoperating income	—	264	157	264
Total nonoperating expenses	(30,354)	(29,286)	(90,579)	(89,885)

(Loss) income before income taxes	(13,019)	(21,051)	(7,406)	46,348
Income tax provision	(340)	(373)	(1,021)	(1,133)
Net (loss) income	(13,359)	(21,424)	(8,427)	45,215
Net loss attributable to noncontrolling interests	1,920	1,909	3,204	2,781
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(11,439)	$(19,515)	$(5,223)	$47,996

Other comprehensive income (loss)
Change in fair value of interest rate swaps and other	1,672	1,851	5,541	(7,668)
Comprehensive (loss) income	$(9,767)	$(17,664)	$318	$40,328

Net (loss) income per share attributable to ACC, Inc. and Subsidiaries common stockholders
Basic	$(0.09)	$(0.15)	$(0.05)	$0.34
Diluted	$(0.09)	$(0.15)	$(0.05)	$0.33

Weighted-average common shares outstanding
Basic	139,068,939	137,632,091	138,283,616	137,574,485
Diluted	139,068,939	137,632,091	138,283,616	138,678,713

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2020	137,540,345	$1,375	$4,472,170	91,746	$(3,951)	$(1,332,689)	$(22,777)	$42,409	$3,156,537
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(354)	—	—	—	—	—	(354)
Amortization of restricted stock awards and vesting of restricted stock units	9,054	—	5,148	—	—	—	—	—	5,148
Vesting of restricted stock awards	224,647	3	(4,472)	—	—	—	—	—	(4,469)
Distributions to common and restricted stockholders ($0.47 per common share)	—	—	—	—	—	(65,421)	—	—	(65,421)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(1,138)	(1,138)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	2,518	—	2,518
Deposits to deferred compensation plan, net of withdrawals	(10,115)	—	375	10,115	(375)	—	—	—	—
Net income	—	—	—	—	—	15,618	—	300	15,918
Equity, March 31, 2021	137,763,931	$1,378	$4,472,867	101,861	$(4,326)	$(1,382,492)	$(20,259)	$41,571	$3,108,739
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(2,031)	—	—	—	—	—	(2,031)
Amortization of restricted stock awards and vesting of restricted stock units	24,460	—	6,481	—	—	—	—	—	6,481
Distributions to common and restricted stockholders ($0.47 per common share)	—	—	—	—	—	(65,379)	—	—	(65,379)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(1,189)	(1,189)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	1,351	—	1,351
Net proceeds from sale of common stock and other	788,600	8	37,729	—	—	—	—	—	37,737
Deposits to deferred compensation plan, net of withdrawals	(9,054)	—	404	9,054	(404)	—	—	—	—
Net loss	—	—	—	—	—	(9,402)	—	(1,634)	(11,036)
Equity, June 30, 2021	138,567,937	$1,386	$4,515,450	110,915	$(4,730)	$(1,457,273)	$(18,908)	$38,748	$3,074,673
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(1,130)	—	—	—	—	—	(1,130)
Amortization of restricted stock awards	—	—	4,693	—	—	—	—	—	4,693
Vesting of restricted stock awards	49,819	—	(1,521)	—	—	—	—	—	(1,521)
Distributions to common and restricted stockholders ($0.47 per common share)	—	—	—	—	—	(65,948)	—	—	(65,948)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(18)	(18)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	1,672	—	1,672
Net proceeds from sale of common stock	428,000	4	20,737	—	—	—	—	—	20,741
Deposits to deferred compensation plan, net of withdrawals	383	—	(19)	(383)	19	—	—	—	—
Net loss	—	—	—	—	—	(11,439)	—	(1,896)	(13,335)
Equity, September 30, 2021	139,046,139	$1,390	$4,538,210	110,532	$(4,711)	$(1,534,660)	$(17,236)	$36,834	$3,019,827

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2019	137,326,824	$1,373	$4,458,456	77,928	$(3,486)	$(1,144,721)	$(16,946)	$43,998	$3,338,674
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	9,490	—	—	—	—	—	9,490
Amortization of restricted stock awards	—	—	3,988	—	—	—	—	—	3,988
Vesting of restricted stock awards	199,695	2	(4,157)	—	—	—	—	—	(4,155)
Distributions to common and restricted stockholders ($0.47 per common share)	—	—	—	—	—	(65,242)	—	—	(65,242)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(2,566)	(2,566)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(9,801)	—	(9,801)
Deposits to deferred compensation plan, net of withdrawals	(3,488)	—	129	3,488	(129)	—	—	—	—
Net income	—	—	—	—	—	80,855	—	895	81,750
Equity, March 31, 2020	137,523,031	$1,375	$4,467,906	81,416	$(3,615)	$(1,129,108)	$(26,747)	$42,327	$3,352,138
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(3,410)	—	—	—	—	—	(3,410)
Amortization of restricted stock awards and vesting of restricted stock units	27,644	—	4,439	—	—	—	—	—	4,439
Vesting of restricted stock awards	—	—	(20)	—	—	—	—	—	(20)
Distributions to common and restricted stockholders ($0.47 per common share)	—	—	—	—	—	(65,193)	—	—	(65,193)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(1,816)	(1,816)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	282	—	282
Deposits to deferred compensation plan, net of withdrawals	(10,330)	—	336	10,330	(336)	—	—	—	—
Net loss	—	—	—	—	—	(13,344)	—	(2,046)	(15,390)
Equity, June 30, 2020	137,540,345	$1,375	$4,469,251	91,746	$(3,951)	$(1,207,645)	$(26,465)	$38,465	$3,271,030
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(264)	—	—	—	—	—	(264)
Amortization of restricted stock awards and vesting of restricted stock units	—	—	3,502	—	—	—	—	—	3,502
Distributions to common and restricted stockholders ($0.47 per common share)	—	—	—	—	—	(65,204)	—	—	(65,204)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	6,110	6,110
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(18)	(18)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	1,851	—	1,851
Net loss	—	—	—	—	—	(19,515)	—	(1,857)	(21,372)
Equity, September 30, 2020	137,540,345	$1,375	$4,472,489	91,746	$(3,951)	$(1,292,364)	$(24,614)	$42,700	$3,195,635
See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net (loss) income	$(8,427)	$45,215
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain from disposition of real estate	—	(48,525)
Gain from insurance settlement	(157)	—
Loss from extinguishment of debt	—	4,827
Depreciation and amortization	206,303	199,979
Amortization of deferred financing costs and debt premiums/discounts	3,661	908
Share-based compensation	16,322	11,929
Income tax provision	1,021	1,133
Amortization of interest rate swap terminations	1,287	1,287
Changes in operating assets and liabilities:
Student contracts receivable, net	(11,098)	(8,578)
Other assets	(25,337)	(5,997)
Accounts payable and accrued expenses	12,289	(2,414)
Other liabilities	24,701	44,551
Net cash provided by operating activities	220,565	244,315

Investing activities
Proceeds from disposition of properties	—	146,144
Cash paid for acquisition of land parcels	(12,219)	(10,830)
Capital expenditures for owned properties	(53,236)	(46,458)
Investments in owned properties under development	(137,183)	(253,644)
Other investing activities	2,302	(4,951)
Net cash used in investing activities	(200,336)	(169,739)

Financing activities
Proceeds from unsecured notes	—	795,808
Proceeds from sale of common stock	59,674	—
Offering costs	(747)	—
Pay-off of mortgage loans	(74,514)	(34,219)
Defeasance costs related to early extinguishment of debt	—	(4,156)
Pay-off of unsecured notes	—	(400,000)
Proceeds from revolving credit facility	570,800	1,655,900
Paydowns of revolving credit facility	(364,900)	(1,804,900)
Scheduled principal payments on debt	(8,860)	(10,063)
Debt issuance costs	(7,632)	(9,614)
Increase in ownership of consolidated subsidiary	—	(77,200)
Contribution by noncontrolling interests	—	5,414
Taxes paid on net-share settlements	(5,990)	(4,175)
Distributions paid to common and restricted stockholders	(196,748)	(195,639)
Distributions paid to noncontrolling interests	(3,048)	(5,103)
Net cash used in financing activities	(31,965)	(87,947)

Net change in cash, cash equivalents, and restricted cash	(11,736)	(13,371)
Cash, cash equivalents, and restricted cash at beginning of period	73,972	81,348
Cash, cash equivalents, and restricted cash at end of period	$62,236	$67,977

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$42,073	$44,449
Restricted cash	20,163	23,528
Total cash, cash equivalents, and restricted cash at end of period	$62,236	$67,977

Supplemental disclosure of non-cash investing and financing activities
Accrued development costs and capital expenditures	$22,110	$29,461
Change in fair value of redeemable noncontrolling interest	$(3,515)	$5,816
Initial recognition of operating lease right of use assets	$1,559	$—
Initial recognition of operating lease liabilities	$1,559	$—

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$97,566	$85,916
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

As of September 30, 2021, the Company’s property portfolio contained 166 properties with approximately 111,900 beds.  The Company’s property portfolio consisted of 126 owned off-campus student housing properties that are in close proximity to colleges and universities, 34 American Campus Equity (“ACE®”) properties operated under ground/facility leases, and six on-campus participating properties (“OCPPs”) operated under ground/facility leases with the related university systems.  Of the 166 properties, five of 10 phases at one property were under development as of September 30, 2021, and when completed will consist of a total of approximately 5,200 beds.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of September 30, 2021, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 36 properties that represented approximately 28,800 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one year to five years.  As of September 30, 2021, the Company’s total owned and third-party managed portfolio included 202 properties with approximately 140,700 beds.

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

In addition, the Company does not expect the following accounting pronouncements to have a material effect on its consolidated financial statements:

Accounting Standards Update	Effective Date
ASU 2020-06 “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity"	January 1, 2022
ASU 2021-05 “Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments”	January 1, 2022
ASU 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”	January 1, 2023

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

In the accompanying consolidated statements of comprehensive income, rent expense for ACE properties and OCPPs is included in ground/facility leases expense, and rent expense for owned off-campus properties is included in owned properties operating expenses. During the three and nine months ended September 30, 2021, the Company received rent concessions in the form of ground rent abatements at one ACE property related to the effects of the novel coronavirus disease pandemic (“COVID-19”). These concessions were recorded as a reduction to ground/facility leases expense, in accordance with the FASB Staff Question & Answer “Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic,” issued in 2020 and are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Ground rent abatements	$2,289	$807	$4,990	$807

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company recognizes the base lease payments provided for under the leases on a straight-line basis over the lease term, and variable payments are recognized in the period in which the changes in facts and circumstances, on which the variable payments are based, occur. Lease income under both student and commercial leases is included in owned properties revenues and on-campus participating properties revenues in the accompanying consolidated statements of comprehensive income and is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Student lease income	$213,218	$186,561	$613,843	$594,851
Commercial lease income	$3,433	$2,900	$9,368	$9,040

During the three and nine months ended September 30, 2021 and 2020, the Company provided various rent abatements and rent refunds to its tenants experiencing financial hardship due to COVID-19. These amounts were recorded as reductions to revenues in accordance with the FASB Staff Question & Answer “Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic:”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Abatements through the Resident Hardship Program (1)	$—	$4,680	$1,036	$13,274
Net rent refunds through ACE university partnerships (1) (2)	$751	$2,100	$2,811	$17,228
Other university reimbursements (1) (3)	$266	$1,013	$2,527	$1,013
Net rent refunds through OCPP university partnerships (4)	$—	$—	$—	$1,472
(1)Recorded as reductions to owned properties revenue.
(2)Net of reimbursements received from university partners of $0.6 million and $2.6 million for three and nine months ended September 30, 2021, respectively, and $2.0 million and $2.8 million for the three and nine months ended September 30, 2020, respectively.
(3)Represents reimbursements received from university partners to assist in the financial impacts of dedensification requirements.
(4)Recorded as reductions to OCPP revenue.

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

Impairment of Long-Lived Assets

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. In the case of any impairment, the valuation would be based on Level 3 inputs. There were no impairments of the carrying values of the Company's investments in real estate as of as of September 30, 2021.

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

The following potentially dilutive securities were outstanding for the three and nine months ended September 30, 2021 and 2020, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common OP Units (Note 9)	468,475	468,475	468,475	468,475
Preferred OP Units (Note 9)	35,242	35,242	35,242	35,242
Unvested restricted stock awards (Note 10)	1,175,294	1,099,256	1,228,103	—
Total potentially dilutive securities	1,679,011	1,602,973	1,731,820	503,717

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator – basic and diluted earnings per share
Net (loss) income	$(13,359)	$(21,424)	$(8,427)	$45,215
Net loss attributable to noncontrolling interests	1,920	1,909	3,204	2,781
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	(11,439)	(19,515)	(5,223)	47,996
Amount allocated to participating securities	(567)	(517)	(1,872)	(1,698)
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(12,006)	$(20,032)	$(7,095)	$46,298

Denominator
Basic weighted average common shares outstanding	139,068,939	137,632,091	138,283,616	137,574,485
Unvested restricted stock awards (Note 10)	—	—	—	1,104,228
Diluted weighted average common shares outstanding	139,068,939	137,632,091	138,283,616	138,678,713

Earnings per share
Net (loss) income attributable to common stockholders - basic	$(0.09)	$(0.15)	$(0.05)	$0.34
Net (loss) income attributable to common stockholders - diluted	$(0.09)	$(0.15)	$(0.05)	$0.33

4. Acquisition and Joint Venture Investment

Land Acquisition

In May 2021, the Company acquired a land parcel near Arizona State University for approximately $12.2 million including transaction costs. The land was purchased for the potential future development of a student housing facility.

Joint Venture Transaction

In August 2020, the Company entered into a joint venture arrangement with a third-party partner to develop a property located in Nashville, TN (the “Nashville Joint Venture”). The Company contributed cash and pre-development expenditures of $5.6 million in exchange for a 50% ownership interest in the Nashville Joint Venture. Additionally as part of the transaction,

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the Company financed the third-party partner’s contribution with a $5.4 million, two-year note receivable (the “Note”) at a 6.5% annual interest rate. The third-party partner contributed the proceeds from the Note as well as pre-development and transaction costs of approximately $0.7 million in exchange for a 50% ownership interest in the Nashville Joint Venture. In September 2020, the Nashville Joint Venture purchased a land parcel for $11.3 million including transaction costs.

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

6. Investments in Real Estate

Owned Properties

Owned properties, both wholly-owned and those owned through investments in VIEs, consisted of the following:

	September 30, 2021	December 31, 2020
Land	$677,289	$664,879
Buildings and improvements	7,189,594	6,949,781
Furniture, fixtures, and equipment	429,335	405,843
Construction in progress	270,136	361,893
	8,566,354	8,382,396
Less accumulated depreciation	(1,856,826)	(1,660,652)
Owned properties, net	$6,709,528	$6,721,744

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred financing costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $1.8 million and $2.9 million was capitalized during the three months ended September 30, 2021 and 2020, respectively.  Interest totaling approximately $6.7 million and $9.5 million was capitalized during the nine months ended September 30, 2021 and 2020, respectively.

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

OCPPs consisted of the following:

	September 30, 2021	December 31, 2020
Buildings and improvements	$159,116	$157,218
Furniture, fixtures, and equipment	15,073	14,389
	174,189	171,607
Less accumulated depreciation	(108,376)	(102,326)
On-campus participating properties, net	$65,813	$69,281

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	September 30, 2021	December 31, 2020
Debt secured by owned properties
Mortgage loans payable
Unpaid principal balance	$486,579	$563,506
Unamortized deferred financing costs	(644)	(848)
Unamortized debt premiums	683	1,819
Unamortized debt discounts	(115)	(151)
	486,503	564,326
Debt secured by OCPPs
Mortgage loans payable (1)	61,681	63,714
Bonds payable (1)	14,695	19,110
Unamortized deferred financing costs	(536)	(323)
	75,840	82,501
Total secured mortgage and bond debt, net	562,343	646,827
Unsecured notes, net of unamortized OID and deferred financing costs (2)	2,378,380	2,375,603
Unsecured term loan, net of unamortized deferred financing costs (3)	199,736	199,473
Unsecured revolving credit facility	577,000	371,100
Total debt, net	$3,717,459	$3,593,003
(1)The creditors of mortgage loans payable and bonds payable related to OCPPs do not have recourse to the assets of the Company.
(2)Includes net unamortized original issue discount (“OID”) of $5.2 million and $5.8 million at September 30, 2021 and December 31, 2020, respectively, and net unamortized deferred financing costs of $16.4 million and $18.6 million at September 30, 2021 and December 31, 2020, respectively.
(3)Includes net unamortized deferred financing costs of $0.3 million and $0.5 million at September 30, 2021 and December 31, 2020, respectively.

Mortgage Loans Payable

During the nine months ended September 30, 2021, the Company paid off approximately $74.5 million of fixed rate mortgage debt secured by five owned properties.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In January 2020, the Operating Partnership closed a $400 million offering of senior unsecured notes under its existing shelf registration. These 10-year notes were issued at 99.81% of par value with a coupon of 2.85% and are fully and unconditionally guaranteed by the Company. Interest on the notes is payable semi-annually on February 1 and August 1, with the first payment due and payable on August 1, 2020. The notes will mature on February 1, 2030. Net proceeds from the sale of the senior unsecured notes totaled approximately $394.5 million, after deducting the underwriting discount and offering expenses which will be amortized over the term of the unsecured notes. The Company used the proceeds to fund the early redemption of its $400 million 3.35% Senior Notes due October 2020. The prepayment resulted in a loss from early extinguishment of debt of approximately $4.8 million, which is included in the accompanying statements of comprehensive income for the nine months ended September 30, 2020.

The following senior unsecured notes issued by the Operating Partnership were outstanding as of September 30, 2021:

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

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of September 30, 2021, the Company was in compliance with all such covenants.

Unsecured Revolving Credit Facility

In May 2021, the Company closed on the renewal of its existing $1.0 billion Credit Facility which was previously scheduled to mature in March 2022. The renewed agreement contains an accordion feature that allows the Company to expand the Credit Facility by up to an additional $500 million, subject to the satisfaction of certain conditions. Additionally, a component of the interest rate is based on the achievement of specified environmental, social, and governance (“ESG”) targets which include the achievement of diversity rates among the Company’s independent board members and employees and completion of certifications or renovations that meet certain sustainability standards. The Credit Facility matures in May 2025, and can be extended through two six-month extension options, subject to the satisfaction of certain conditions.

The Credit Facility bears interest at a variable rate, at the Company’s option, based upon a base rate of one-, three-, or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group, subject to adjustment based upon the achievement of ESG targets described above. Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $1.0 billion Credit Facility.  As of September 30, 2021, the Credit Facility bore interest at a weighted average annual rate of 1.13% (0.08% + 0.85% spread + 0.20% facility fee), and availability under the Credit Facility totaled $423.0 million.

The terms of the Credit Facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation, and amortization) to fixed charges.  The financial covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of September 30, 2021, the Company was in compliance with all such covenants.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unsecured Term Loan

The Company’s Term Loan totals $200 million and matures in June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. The Company is also currently party to two interest rate swap contracts to hedge the variable rate cash flows associated with the LIBOR-based interest payments on the Term Loan. The weighted average annual rate on the Term Loan was 2.54% (1.44% + 1.10% spread) at September 30, 2021. The terms of the Term Loan include certain restrictions and covenants consistent with those of the unsecured revolving credit facility discussed above. As of September 30, 2021, the Company was in compliance with all such covenants.

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

The following table presents activity under the Company’s ATM Equity Program during the three and nine months ended September 30, 2021. There was no activity under the Company’s ATM Equity Program during the three and nine months ended September 30, 2020.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Total net proceeds	$20,928	$58,927
Commissions paid to sales agents	$270	$747
Weighted average price per share	$49.52	$49.05
Shares of common stock sold	428,000	1,216,600

As of September 30, 2021, the Company had approximately $440.3 million available for issuance under its ATM Equity Program.

The Company has a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) for the benefit of certain employees and members of the Company’s Board of Directors in which vested share awards (see Note 10), salary, and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the nine months ended September 30, 2021, 28,899 and 10,113 shares of vested stock were deposited into and withdrawn from the Deferred Compensation Plan, respectively. As of September 30, 2021, 110,532 shares of ACC’s common stock were held in the Deferred Compensation Plan.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Noncontrolling Interests

Noncontrolling interests - partially owned properties: As of September 30, 2021, the Company consolidates five joint ventures that own and operate 10 owned off-campus properties and one land parcel. The portion of net assets attributable to the third-party partners in these arrangements is classified as “noncontrolling interests - partially owned properties” within equity on the accompanying consolidated balance sheets.

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

Below is a table summarizing the activity of redeemable noncontrolling interests for the three months ended March 31, 2021 and 2020, June 30, 2021 and 2020, and September 30, 2021 and 2020:

Balance, December 31, 2020	$24,567
Net income	67
Distributions	(234)
Adjustments to reflect redeemable noncontrolling interests at fair value	354
Balance, March 31, 2021	$24,754
Net loss	(17)
Distributions	(234)
Adjustments to reflect redeemable noncontrolling interests at fair value	2,031
Balance, June 30, 2021	$26,534
Net loss	(24)
Distributions	(235)
Adjustments to reflect redeemable noncontrolling interests at fair value	1,130
Balance, September 30, 2021	$27,405

Balance, December 31, 2019	$104,381
Net income	311
Distributions	(234)
Purchase of noncontrolling interests	(77,200)
Adjustments to reflect redeemable noncontrolling interests at fair value	(9,490)
Balance, March 31, 2020	$17,768
Net loss	(32)
Distributions	(234)
Adjustments to reflect redeemable noncontrolling interests at fair value	3,410
Balance, June 30, 2020	$20,912
Net loss	(52)
Distributions	(235)
Adjustments to reflect redeemable noncontrolling interests at fair value	264
Balance, September 30, 2020	$20,889

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Restricted Stock Awards

A summary of RSAs as of September 30, 2021 and activity during the nine months then ended is presented below:

Number of RSAs
Nonvested balance as of December 31, 2020	1,092,596
Granted	468,771
Vested (1)	(415,228)
Forfeited	(22,557)
Nonvested balance as of September 30, 2021	1,123,582
(1) Includes 140,762 shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods. Amortization expense for the three months ended September 30, 2021 and 2020 was approximately $4.7 million and $3.4 million, respectively, and $14.8 million and $10.9 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Upon reelection to the Board of Directors in April 2021, all members of the Company’s Board of Directors were granted RSUs in accordance with the Plan. These RSUs were valued at $170,000 for the Chair of the Board of Directors and at $122,500 for all other members. The number of RSUs granted was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan. All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock, as determined by the Compensation Committee of the Board of Directors. A compensation charge of approximately $1.2 million was recorded during the nine months ended September 30, 2021 related to these awards.

In January 2021, the Company appointed three new members to the Board of Directors who were each granted RSUs valued at $122,500. A compensation charge of approximately $0.4 million was recorded related to these awards.

A summary of RSUs as of September 30, 2021 and activity during the nine months then ended is presented below:

Number of RSUs
Outstanding as of December 31, 2020	—
Granted	34,626
Settled in common shares	(33,514)
Settled in cash	(1,112)
Outstanding as of September 30, 2021	—

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. These agreements contain provisions such that if the Company defaults on any of its indebtedness, regardless of whether the repayment of the indebtedness has been accelerated by the lender or not, then the Company could also be declared in default on its derivative obligations. As of September 30, 2021, the Company was not in default on any of its indebtedness or derivative instruments.

The following table summarizes the Company’s outstanding interest rate swap contracts as of September 30, 2021, all of which have been designated as cash flow hedges and qualify for hedge accounting:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Park Point mortgage loan	Feb 1, 2019	Jan 16, 2024	2.7475%	LIBOR - 1 month	$70,000	$(3,775)
College Park mortgage loan	Oct 16, 2019	Oct 16, 2022	1.2570%	LIBOR - 1 month	37,500	(445)
Unsecured term loan	Nov 4, 2019	Jun 27, 2022	1.4685%	LIBOR - 1 month	100,000	(1,017)
Unsecured term loan	Dec 2, 2019	Jun 27, 2022	1.4203%	LIBOR - 1 month	100,000	(981)
Cullen Oaks mortgage loan	Feb 16, 2021	Feb 15, 2028	0.7850%	LIBOR - 1 month	11,423	130
Cullen Oaks mortgage loan	Feb 16, 2021	Feb 15, 2028	0.7850%	LIBOR - 1 month	11,540	131
				Total	$330,463	$(5,957)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2021 and December 31, 2020:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value as of		Balance Sheet Location	Fair Value as of
Description		9/30/2021	12/31/2020		9/30/2021	12/31/2020

Interest rate swap contracts	Other assets	$261	$—	Other liabilities	$6,218	$10,211

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2021	2020	2021	2020
Change in fair value of derivatives and other recognized in other comprehensive income ("OCI")	$(82)	$68	$330	$(11,439)
Swap interest accruals reclassified to interest expense	1,323	1,351	3,924	2,484
Amortization of interest rate swap terminations (1)	431	432	1,287	1,287
Total change in OCI due to derivative financial instruments	$1,672	$1,851	$5,541	$(7,668)

Interest expense presented in the consolidated statements of comprehensive income in which the effects of cash flow hedges are recorded	$29,271	$29,056	$87,488	$84,007
(1)Represents amortization from OCI into interest expense.

As of September 30, 2021, the Company estimates that $6.2 million will be reclassified from OCI to interest expense over the next twelve months.

12.  Fair Value Disclosures

There have been no significant changes in the Company’s policies and valuation techniques utilized to determine fair value from what was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020.

Financial Instruments Carried at Fair Value

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. There were no Level 1 measurements for the periods presented, and the Company had no transfers between Levels 1, 2, or 3 during the periods presented.

	Fair Value Measurements as of
	September 30, 2021				December 31, 2020
	Level 2		Level 3	Total	Level 2		Level 3	Total
Assets
Derivative financial instruments	$261	(1)	$—	$261	$—		$—	$—
Liabilities
Derivative financial instruments	$6,218	(1)	$—	$6,218	$10,211	(1)	$—	$10,211
Mezzanine
Redeemable noncontrolling interests	$24,405	(2)	$3,000	$27,405	$21,567	(2)	$3,000	$24,567
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

Financial Instruments Not Carried at Fair Value

As of September 30, 2021 and December 31, 2020, the carrying values for the following instruments represent fair values due to the short maturity of the instruments: Cash and cash equivalents, Restricted cash, Student contracts receivable, certain items in Other assets (including receivables, deposits, and prepaid expenses), Accounts payable, Accrued expenses, and Other liabilities.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of September 30, 2021 and December 31, 2020, the carrying values for the following instruments represent fair values due the variable interest rate feature of the instruments: Unsecured revolving credit facility and one variable rate mortgage loan payable.

The table below contains the estimated fair value and related carrying amounts for the Company’s other financial instruments as of September 30, 2021 and December 31, 2020. There were no Level 1 or Level 3 measurements for the periods presented.

	September 30, 2021			December 31, 2020
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
		Level 2			Level 2
Liabilities (1)
Unsecured notes	$2,378,380	$2,556,755	(2)	$2,375,603	$2,609,373	(2)
Mortgage loans payable (fixed rate) (3)	$546,541	$560,700	(4)	$625,783	$656,648	(4)
Bonds payable	$14,584	$15,895	(5)	$18,960	$20,720	(5)
Unsecured term loan (fixed rate)	$199,736	$201,754	(6)	$199,473	$203,348	(6)
(1)Carrying amounts disclosed include any applicable net unamortized OID, net unamortized deferred financing costs, and net unamortized debt premiums and discounts (see Note 7).
(2)Valued using interest rate and spread assumptions that reflect current creditworthiness and market conditions available for the issuance of unsecured notes with similar terms and remaining maturities.
(3)Does not include one variable rate mortgage loan with a principal balance of $1.2 million as of September 30, 2021 and $2.1 million as of December 31, 2020, respectively.
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

13. Commitments and Contingencies

Commitments

Construction Contracts: As of September 30, 2021, the Company estimates additional costs to complete one owned development project under construction to be approximately $48.9 million.

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

Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In order to mitigate risk due to change orders, all final development budgets also include a contingency line item. In addition, the GMP is in certain cases secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees was approximately $4.3 million as of September 30, 2021. As of September 30, 2021, management does not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As a part of the development agreement with Walt Disney World® Resort, the Company has guaranteed the completion of construction of a $614.6 million project to be delivered in phases from 2020 to 2023. As of September 30, 2021, the Company has completed construction on five phases of the 10-phase project within the targeted delivery timeline. In addition, the Company is subject to a development guarantee in the event that the substantial completion of a project phase is delayed beyond its respective targeted delivery date, except in circumstances resulting in unavoidable delays. The agreement dictates that the Company shall pay damages of $20 per bed for each day of delay for any Disney College Internship Program participant who was either scheduled to live in the delayed phase as well as any participant who was not able to participate in the program due to the lack of available housing and would have otherwise been housed in the delayed phase. Under the agreement, the maximum exposure related to the Disney project assuming all remaining beds are not delivered on their respective delivery date is approximately $0.1 million per day. The Company anticipates completing all remaining phases within the targeted delivery timeline.

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

Other Guarantees: In June 2019, the Company entered into a purchase and sale agreement to buy a land parcel initially scheduled to close on or before June 30, 2021, with potential extensions at the Company’s option to June 1, 2022 or June 1, 2023. In February 2021, the Company provided notice in accordance with the purchase and sale agreement and elected to extend the scheduled close date to June 1, 2022.  In connection with the execution of the agreement and the closing extension, the Company has made earnest money deposits totaling $2.4 million which are included in restricted cash on the accompanying consolidated balance sheets. As a part of the agreement, within 60 days of certain conditions not being met, the seller of the property can either terminate the agreement or exercise an option to require the Company to purchase the undeveloped land, with the Company retaining all rights to fully own, develop, and utilize the land. If the option is exercised, the Company must pay the agreed upon purchase price of $28.7 million, a commission calculated as a percentage of the sales price, and demolition costs.

Pre-development expenditures: The Company incurs pre-development expenditures such as architectural fees, permits, and deposits associated with the pursuit of third-party and owned development projects.  The Company bears the risk of loss of these pre-development expenditures if financing cannot be arranged or the Company is unable to obtain the required permits and authorizations for the project.  As such, management periodically evaluates the status of third-party and owned projects that have not yet commenced construction and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues. As of September 30, 2021, the Company has deferred approximately $27.5 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are net of any contractual arrangements through which the Company could be reimbursed by another party. Such costs are included in other assets on the accompanying consolidated balance sheets.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Litigation Settlement: In June 2021, the Company entered into a Joint Stipulation and Settlement Agreement to end all outstanding litigation brought by an alleged class of certain current and former California-based employees alleging violations of statutory labor laws and regulations by the Company. The agreement is subject to final court approval. The Company agreed to pay an aggregate of $2.0 million to the plaintiffs, plus a portion of payroll taxes on the wage portion on the plaintiffs’ payment, in consideration of the settlement when the settlement agreement is formally approved by the court. The parties agreed the settlement was intended solely as a compromise of disputed claims and was not to be understood as a concession or determination that the Company has engaged in any wrongdoing. During the quarter ended March 31, 2021, when management and legal counsel deemed it probable that a material loss exposure existed in relation to these matters, the Company recorded litigation expense of $1.2 million based on legal counsel’s estimate of potential exposure. During the three months ended June 30, 2021, the Company recorded an additional $0.8 million in litigation expense to reflect the final amount owed under the settlement agreement, which is reflected in general and administrative expenses in the accompanying consolidated statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Owned Properties
Rental revenues and other income	$219,413	$192,332	$637,480	$602,631
Interest income	294	115	682	347
Total revenues from external customers	219,707	192,447	638,162	602,978
Operating expenses before depreciation, amortization, and ground/facility lease expense	(117,176)	(106,518)	(306,870)	(284,741)
Ground/facility lease expense	(4,541)	(2,553)	(10,511)	(8,401)
Interest expense, net (1)	(3,113)	(3,594)	(9,242)	(9,697)
Operating income before depreciation and amortization	$94,877	$79,782	$311,539	$300,139
Depreciation and amortization	$(66,777)	$(64,628)	$(198,099)	$(191,382)
Capital expenditures	$60,411	$118,270	$190,419	$300,102

On-Campus Participating Properties
Rental revenues and other income	$6,067	$5,386	$20,246	$20,196
Interest income	4	2	12	28
Total revenues from external customers	6,071	5,388	20,258	20,224
Operating expenses before depreciation, amortization, and ground/facility lease expense	(4,120)	(3,783)	(10,689)	(10,357)
Ground/facility lease expense	(961)	(518)	(1,634)	(1,632)
Interest expense, net (1)	(867)	(854)	(2,678)	(3,169)
Operating income before depreciation and amortization	$123	$233	$5,257	$5,066
Depreciation and amortization	$(1,969)	$(1,883)	$(6,050)	$(5,965)
Capital expenditures	$1,797	$765	$2,582	$1,931

Development Services
Development and construction management fees	$938	$2,186	$3,763	$5,531
Operating expenses	(2,420)	(2,094)	(6,815)	(6,699)
Operating (loss) income before depreciation and amortization	$(1,482)	$92	$(3,052)	$(1,168)

Property Management Services
Property management fees from external customers	$2,459	$2,771	$8,631	$9,268
Operating expenses	(2,570)	(2,967)	(8,562)	(9,546)
Operating (loss) income before depreciation and amortization	$(111)	$(196)	$69	$(278)

Reconciliations
Total segment revenues and other income	$229,175	$202,792	$670,814	$638,001
Unallocated interest income earned on investments and corporate cash	89	738	265	2,201
Total consolidated revenues, including interest income	$229,264	$203,530	$671,079	$640,202

Segment income before depreciation and amortization	$93,407	$79,911	$313,813	$303,759
Segment depreciation and amortization	(68,746)	(66,511)	(204,149)	(197,347)
Corporate depreciation	(699)	(858)	(2,154)	(2,632)
Net unallocated expenses relating to corporate interest and overhead	(35,511)	(32,508)	(110,866)	(97,503)
Gain from disposition of real estate	—	—	—	48,525
Other nonoperating income	—	264	157	264
Amortization of deferred financing costs	(1,470)	(1,349)	(4,207)	(3,891)
Loss from extinguishment of debt	—	—	—	(4,827)
Income tax provision	(340)	(373)	(1,021)	(1,133)
Net (loss) income	$(13,359)	$(21,424)	$(8,427)	$45,215

(1)Net of capitalized interest and amortization of debt premiums and discounts.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15. Subsequent Events

Distributions:  On November 3, 2021, the Board of Directors of the Company declared a distribution per share of $0.47, which will be paid on November 26, 2021 to all common stockholders of record as of November 15, 2021.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units.

October 2021 Bond Offering: In October 2021, the Operating Partnership closed a $400 million offering of senior unsecured notes under its existing shelf registration. These seven-year notes were issued at 99.928% of par value with a coupon of 2.250% and are fully and unconditionally guaranteed by the Company. Interest on the notes is payable semi-annually on January 15 and July 15, with the first payment due and payable on January 15, 2022. The notes will mature on January 15, 2029. Net proceeds from the sale of the senior unsecured notes totaled approximately $394.4 million. The Company used the proceeds to repay borrowings under its Credit Facility.

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

Property Portfolio

Below is a summary of our property portfolio as of September 30, 2021:

Property portfolio:	Properties	Beds
Owned operating properties
Off-campus properties	126	70,220
On-campus ACE (1) (2)	33	31,271
Subtotal – operating properties	159	101,491

Owned properties under development
On-campus ACE (3)	1	5,156
Subtotal – properties under development	1	5,156

Total owned properties	160	106,647

On-campus participating properties	6	5,230

Total owned property portfolio	166	111,877

Managed properties	36	28,840
Total property portfolio	202	140,717

(1)Includes two properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.
(2)Includes 33 properties operated under ground/facility leases with 16 university systems and completed phases of the Walt Disney World® Resort project, which consists of ten phases, five of which were delivered as of September 30, 2021, with the remainder anticipated to be delivered in 2022 and 2023.
(3)The Walt Disney World® Resort project consists of one property with multiple phases delivered through 2023; as such, only the beds for remaining phases to be completed are included in the beds for owned properties under development.  Beds for any completed phases of this project are included in owned operating properties beds.

Leasing Results

Our financial results for the year ended December 31, 2021 are impacted by the results of our annual leasing process for the 2020/2021 and 2021/2022 academic years. As of September 30, 2020, the beginning of the 2020/2021 academic year, occupancy at our 2021 same store properties was 90.3% with a rental rate increase of 1.1% compared to the prior academic year, and occupancy at our total owned property portfolio (including two development properties completed in Fall 2020) was 89.9%. Our leasing results for the 2020/2021 academic year were negatively impacted by general uncertainty associated with COVID-19, with university policies affecting students’ housing decisions and preferences. However, leasing results for the 2021/2022 academic year for both our Company and the broader student housing sector improved significantly due to many universities reinstating on-campus housing policies and resuming in-person campus activities. As of September 30, 2021, the beginning of the 2021/2022 academic year, occupancy at our 2022 same store properties was 95.8% with a rental rate increase of 3.8% compared to the prior academic year.

Owned Development

The Company is in the process of constructing a ten-phase housing project under our ACE® structure with scheduled phase deliveries from 2020 to 2023 for Walt Disney World® Resort that will serve student interns participating in the highly competitive Disney College Program (“Disney College Program” or “DCP”). As of September 30, 2021, the Company has completed construction on five phases of the project within the targeted delivery timeline, and the remaining phases are anticipated to be delivered in 2022 and 2023. In May 2021, Walt Disney World® Resort announced that it was recommencing the DCP in the summer of 2021 after temporarily suspending the program in 2020 due to the COVID-19 pandemic. As of October 25, 2021, occupancy at the completed phases of the project was approximately 85.0%. Barring unforeseen future impacts related to the COVID-19 pandemic, the Company expects the project to meet its original 2022 targeted yield, with stabilization occurring in May 2023, as initially anticipated prior to the pandemic.

Recently Completed Owned Development Projects

During the three months ended September 30, 2021, the final stages of construction were completed for the following phase of the Disney College Program project as summarized in the table below:

University/Market Served	Project	Location	Beds	Total Project Cost	Construction Completed

Walt Disney World® Resort	Disney College Program Phase V (1)	Orlando, FL	1,152	$71,900	July 2021

(1)Includes the early delivery of 288 beds which were previously scheduled for delivery in January 2022 as part of Phase VI.

Owned Development Project Under Construction

At September 30, 2021, we were in process of constructing the remaining phases of the Disney College Program project as summarized in the table below:

University/Market Served	Project	Location	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Completion

Walt Disney World® Resort	Disney College Program Phases VI-VIII	Orlando, FL	2,947	$172,600	$155,057	Jan, May & Aug 2022
	Disney College Program Phases IX-X	Orlando, FL	2,209	122,700	91,371	Jan & May 2023
			5,156	$295,300	$246,428

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations, and others.

As of September 30, 2021, we were under contract on two third-party development projects that are currently under construction and whose fees total $4.3 million.  As of September 30, 2021, fees of approximately $1.2 million remained to be earned by the Company with respect to these projects, which have scheduled completion dates in 2022.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates disclosed in the Company’s Form 10-K for the year ended December 31, 2020. Refer to Note 2 in the accompanying Notes to Consolidated Financial statements contained in Item 1 for information regarding recently adopted accounting standards.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020

The following table presents our results of operations for the three months ended September 30, 2021 and 2020, including the amount and percentage change in these results between the two periods.

	Three Months Ended September 30,
	2021	2020	Change ($)	Change (%)
Revenues
Owned properties	$219,413	$192,332	$27,081	14.1%
On-campus participating properties	6,067	5,386	681	12.6%
Third-party development services	938	2,186	(1,248)	(57.1)%
Third-party management services	2,459	2,771	(312)	(11.3)%
Total revenues	228,877	202,675	26,202	12.9%

Operating expenses
Owned properties	117,176	106,518	10,658	10.0%
On-campus participating properties	4,120	3,783	337	8.9%
Third-party development and management services	4,990	5,061	(71)	(1.4)%
General and administrative	10,309	8,638	1,671	19.3%
Depreciation and amortization	69,445	67,369	2,076	3.1%
Ground/facility leases	5,502	3,071	2,431	79.2%
Total operating expenses	211,542	194,440	17,102	8.8%

Operating income	17,335	8,235	9,100	110.5%

Nonoperating income (expenses)
Interest income	387	855	(468)	(54.7)%
Interest expense	(29,271)	(29,056)	(215)	0.7%
Amortization of deferred financing costs	(1,470)	(1,349)	(121)	9.0%
Other nonoperating income	—	264	(264)	(100.0)%
Total nonoperating expenses	(30,354)	(29,286)	(1,068)	3.6%

Loss before income taxes	(13,019)	(21,051)	8,032	(38.2)%
Income tax provision	(340)	(373)	33	(8.8)%

Net loss	(13,359)	(21,424)	8,065	(37.6)%

Net loss attributable to noncontrolling interests	1,920	1,909	11	0.6%
Net loss attributable to ACC, Inc. and Subsidiaries common stockholders	$(11,439)	$(19,515)	$8,076	(41.4)%

Same Store and New Property Operations

We define our same store property portfolio as owned properties that are owned and operating for both of the full years ended December 31, 2021 and December 31, 2020, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale as of September 30, 2021. It also includes the full operating results of properties owned through joint ventures in which the Company has a controlling financial interest and which are consolidated for financial reporting purposes.

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

A reconciliation of our same store, new property and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties (1)		Sold Properties/Other (2)		Total - All Properties
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Number of properties (3)	157	157	2	2	—	—	159	159
Number of beds (3)	95,351	95,351	6,140	2,483	—	—	101,491	97,834

Revenues	$207,371	$191,149	$12,042	$1,183	$—	$—	$219,413	$192,332
Operating expenses	$111,618	$104,487	$5,493	$1,849	$65	$182	$117,176	$106,518
(1)Property count does not include the Walt Disney World® Resort project which is counted as one property under development and consists of ten phases, five of which have been completed, with the remaining phases anticipated to be delivered in 2022 and 2023. New properties number of beds includes the beds for the completed phases of this project.
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

Same Store Properties:  The increase in revenues from our same store properties was primarily due to an increase in rental rates as well as an increase in average occupancy during the periods being compared, from 84.6% for the three months ended September 30, 2020 to 86.4% for the three months ended September 30, 2021. The increase in revenues is also driven by COVID-19 related concessions provided in 2020 including rent forgiven as a part of our Resident Hardship Program, rent refunds provided to tenants at our on-campus ACE properties and certain off-campus residence halls, and waived fees. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2021/2022 academic year.

The increase in operating expenses for our same store properties was primarily due to the normalization of the Company’s operations in 2021 as compared to the prior year quarter, which was significantly impacted by COVID-19 related shelter-in-place orders. We anticipate that operating expenses for our same store property portfolio for 2021 will increase as compared to 2020 as a result of the reason discussed above.

New Property Operations: Our new properties for the three and nine months ended September 30, 2021 include development properties that completed construction and opened for operations in Fall 2020, as well as five phases at our Disney College Program project which completed construction in 2020 and 2021. These properties are summarized in the table below:

Property	Location	University / Market Served	Beds	Opening Date / Construction Completed

Disney College Program Phase I (ACE)	Orlando, FL	Walt Disney World® Resort	778	May 2020
Currie Hall Phase II (ACE)	Los Angeles, CA	Univ. of Southern California	272	July 2020
Disney College Program Phase II (ACE)	Orlando, FL	Walt Disney World® Resort	849	August 2020
Manzanita Square (ACE)	San Francisco, CA	San Francisco State Univ.	584	August 2020
Disney College Program Phase III (ACE)	Orlando, FL	Walt Disney World® Resort	984	January 2021
Disney College Program Phase IV (ACE)	Orlando, FL	Walt Disney World® Resort	1,521	May 2021
Disney College Program Phase V (ACE)	Orlando, FL	Walt Disney World® Resort	1,152	July 2021
		Total - New Properties	6,140

On-Campus Participating Properties (“OCPP”) Operations

As of September 30, 2021, we had six on-campus participating properties containing 5,230 beds. Revenues from these properties increased by $0.7 million, from $5.4 million for the three months ended September 30, 2020, to $6.1 million for the three months ended September 30, 2021. The increase is primarily due to an increase in rental rates as well as an increase in other income driven by an increase in summer camp and conference revenue and an increase in fee income. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2021/2022 academic year.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $1.3 million, from $2.2 million during the three months ended September 30, 2020, to $0.9 million for the three months ended September 30, 2021.  The decrease was primarily due to fewer third-party development projects under construction during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. During the three months ended September 30, 2021 we had three projects under construction with an average contractual fee of $3.7 million, as compared to four projects under construction during the three months ended September 30, 2020 with an average contractual fee of $4.3 million. Development services revenues are dependent on our ability to successfully be awarded such projects, the amount of the contractual fee related to the project and the timing and completion of the development and construction of the project. In addition, to the extent projects are completed under budget, we may be entitled to a portion of such savings, which are recognized as revenue when performance has been agreed upon by all parties, or when performance has been verified by an independent third-party. We anticipate that third-party development services revenue will increase in 2021 as compared to 2020 due to the anticipated closing and commencement of construction during the fourth quarter of 2021 of newly awarded projects and/or projects previously delayed as a result of COVID-19.

General and Administrative

General and administrative expenses increased by approximately $1.7 million, from $8.6 million during the three months ended September 30, 2020, to $10.3 million for the three months ended September 30, 2021. The increase was primarily due to $0.8 million of accelerated amortization of unvested restricted stock awards due to the retirement of the Company’s President in August 2021 recorded during the three months ended September 30, 2021. This increase was also due to additional expenses incurred in connection with enhancements to our operating systems platform, anticipated increases in insurance expense, and other general inflationary factors. We anticipate general and administrative expenses will increase in 2021 as compared to 2020 for the reasons discussed above.

Depreciation and Amortization

Depreciation and amortization increased by approximately $2.0 million, from $67.4 million during the three months ended September 30, 2020, to $69.4 million for the three months ended September 30, 2021.  The increase was primarily due to a $2.6 million increase related to the completion of construction and opening of owned development properties in 2020 and 2021, offset by a $0.5 million decrease at our same store properties due to assets that became fully amortized or depreciated over the last year. We anticipate depreciation and amortization will increase in 2021 as compared to 2020 for the reasons discussed above.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $2.4 million, from $3.1 million during the three months ended September 30, 2020, to $5.5 million for the three months ended September 30, 2021. This increase was primarily due to additional expense incurred at our Disney College Program project as a result of the resumption of the Disney College Program in May 2021, as well as increased variable payments at various ACE same store properties and OCPPs due to improved operating performance at the properties, as compared to the prior year which was impacted by COVID-19. We anticipate ground/facility leases expense will increase in 2021 as compared to 2020 for the reasons discussed above.

Interest Expense

Interest expense increased by approximately $0.2 million, from $29.1 million during the three months ended September 30, 2020, to $29.3 million for the three months ended September 30, 2021. The increase was primarily due to a $1.0 million decrease in capitalized interest, which is based on the timing of completion of our owned development pipeline and a $0.6 million increase in interest expense on our revolving credit facility due to an increase in the average outstanding balance during the comparative three month periods, offset by a decrease in LIBOR rates and a decrease in the spread due to the renewal of the facility in May 2021. These decreases were partially offset by a $1.5 million decrease due to the pay-off of mortgage debt. We anticipate interest expense will increase in 2021 as compared to 2020 due to the factors noted above as well as the issuance of unsecured notes in October 2021 as discussed in Note 15 of the accompanying Notes to the Consolidated Financial Statements contained in Item 1.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020

The following table presents our results of operations for the nine months ended September 30, 2021 and 2020, including the amount and percentage change in these results between the two periods.

	Nine Months Ended September 30,
	2021	2020	Change ($)	Change (%)
Revenues
Owned properties	$637,480	$602,631	$34,849	5.8%
On-campus participating properties	20,246	20,196	50	0.2%
Third-party development services	3,763	5,531	(1,768)	(32.0)%
Third-party management services	8,631	9,268	(637)	(6.9)%
Total revenues	670,120	637,626	32,494	5.1%

Operating expenses (income)
Owned properties	306,870	284,741	22,129	7.8%
On-campus participating properties	10,689	10,357	332	3.2%
Third-party development and management services	15,377	16,245	(868)	(5.3)%
General and administrative	35,563	28,563	7,000	24.5%
Depreciation and amortization	206,303	199,979	6,324	3.2%
Ground/facility leases	12,145	10,033	2,112	21.1%
Gain from disposition of real estate	—	(48,525)	48,525	(100.0)%
Total operating expenses	586,947	501,393	85,554	17.1%

Operating income	83,173	136,233	(53,060)	(38.9)%

Nonoperating income (expenses)
Interest income	959	2,576	(1,617)	(62.8)%
Interest expense	(87,488)	(84,007)	(3,481)	4.1%
Amortization of deferred financing costs	(4,207)	(3,891)	(316)	8.1%
Loss from extinguishment of debt	—	(4,827)	4,827	(100.0)%
Other nonoperating income	157	264	(107)	(40.5)%
Total nonoperating expenses	(90,579)	(89,885)	(694)	0.8%

(Loss) income before income taxes	(7,406)	46,348	(53,754)	(116.0)%
Income tax provision	(1,021)	(1,133)	112	(9.9)%
Net (loss) income	(8,427)	45,215	(53,642)	(118.6)%

Net loss attributable to noncontrolling interests	3,204	2,781	423	15.2%
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(5,223)	$47,996	$(53,219)	(110.9)%

Same Store and New Property Operations

A reconciliation of our same store, new property, and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties (1)		Sold Properties/ Other (2)		Total - All Properties
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Number of properties (3)	157	157	2	2	—	1	159	160
Number of beds (3)	95,351	95,351	6,140	2,483	—	901	101,491	98,735

Revenues	$618,211	$598,461	$19,269	$1,469	$—	$2,701	$637,480	$602,631
Operating expenses	$295,591	$280,442	$11,072	$2,999	$207	$1,300	$306,870	$284,741
(1)Property count does not include the Walt Disney World® Resort project which is counted as one property under development and consists of ten phases, five of which have been completed, with the remaining phases anticipated to be delivered in 2022 and 2023. New properties number of beds includes the beds for the completed phases of this project.
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

Same Store Properties:  The increase in same store revenue was primarily driven by an increase in rental rates during the periods being compared, as well as COVID-19 related concessions provided during the nine months ended September 30, 2020, including rent forgiven as a part of our Resident Hardship Program, rent refunds provided to tenants at our on-campus ACE properties and certain off-campus residence halls, and waived fees. This increase was partially offset by a decrease in average occupancy from 88.9% for the nine months ended September 30, 2020, to 86.9% for the nine months ended September 30, 2021 primarily as a result of diminished leasing results for the 2020/2021 academic year due to COVID-19. The increase in operating expenses for our same store properties during the nine months ended September 30, 2021 is due to the same factors that contributed to the increase for the three months ended September 30, 2021.

New Property Operations: Our new properties for the nine months ended September 30, 2021 are summarized in the table of new properties contained in the discussion of our results of operations for the three months ended September 30, 2021 and 2020.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $1.7 million, from $5.5 million during the nine months ended September 30, 2020, to $3.8 million for the nine months ended September 30, 2021.  The decrease was primarily due to fewer third-party development projects under construction during the nine months ended September 30, 2021, as compared to the prior year period. During the nine months ended September 30, 2021 we had three projects under construction with an average contractual fee of $3.7 million, as compared to four projects under construction during the nine months ended September 30, 2020 with an average contractual fee of $4.3 million. This decrease was also due to a $0.3 million decrease in incentive fees earned during the comparable periods related to cost savings for completed development projects.

Third-Party Management Services Revenue

Third-party management services revenue decreased by approximately $0.7 million, from $9.3 million during the nine months ended September 30, 2020, to $8.6 million for the nine months ended September 30, 2021. The decrease was primarily due to a decrease in reimbursed payroll and other costs related to a decrease in the number of properties managed located near Walt Disney World® Resort. As facilities manager, the Company is responsible for the operations and maintenance of the projects. Because of the Company’s role in funding payroll costs for on-site personnel at the properties, as well as other miscellaneous costs, accounting guidance requires the management fee for this project to be recorded on a gross basis in the Company’s consolidated financial statements. Accordingly, both management services revenue and third-party management services expenses for the nine months ended September 30, 2021 include approximately $1.7 million in such reimbursed costs as compared to approximately $3.0 million during the nine months ended September 30, 2020. This decrease was partially offset by increases due to new management contracts and improved operational performance at managed properties, as compared to the nine months ended September 30, 2020 which was significantly impacted by COVID-19. We anticipate third-party management services revenues will decrease in 2021 as compared to 2020 for the reasons discussed above.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses decreased by approximately $0.8 million, from $16.2 million during the nine months ended September 30, 2020, to $15.4 million for the nine months ended September 30, 2021. The decrease was primarily due to a decrease in payroll and security costs related to the management of properties located near Walt Disney World® Resort (as more fully described above) as well as a decrease in the provision for uncollectible accounts related to accounts receivable from third-party development and management projects. We anticipate third-party development and management services expenses will decrease in 2021 as compared to 2020 for the reasons discussed above.

General and Administrative

General and administrative expenses increased by approximately $7.0 million, from $28.6 million during the nine months ended September 30, 2020, to $35.6 million for the nine months ended September 30, 2021. The increase was primarily due to the following items incurred during the nine months ended September 30, 2021: (i) $2.6 million in accelerated amortization of unvested restricted stock awards due to the retirement of the Company’s President in August 2021; (ii) $0.9 million in consulting, legal, and other related costs incurred in relation to stockholder engagement activities in preparation for the Company’s 2021 annual stockholders’ meeting; (iii) a $0.9 million net increase in litigation settlement expense over the comparative nine month periods; (iv) a $0.6 million increase in compensation expense related to the appointment of three new Board of Directors members in January 2021; (v) additional expenses incurred in connection with enhancements to our operating systems platform; (vi) anticipated increases in insurance expense; and (vii) other general inflationary factors.

Depreciation and Amortization

Depreciation and amortization increased by approximately $6.3 million, from $200.0 million during the nine months ended September 30, 2020, to $206.3 million for the nine months ended September 30, 2021.  The increase was primarily due to a $9.1 million increase related to the completion of construction and opening of owned development properties in 2020 and 2021, offset by the following: (i) a $2.1 million decrease at our same store properties due to assets that became fully amortized or depreciated over the last year; (ii) a $0.5 million decrease in depreciation of corporate assets; and (iii) a $0.2 million decrease related to a property sold in 2020.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $2.1 million, from $10.0 million during the nine months ended September 30, 2020, to $12.1 million for the nine months ended September 30, 2021. The increase was primarily due to the additional expense incurred at our Disney College Program Project as a result of the reinstatement of the Disney College Program in May 2021 and ACE development projects that completed construction in 2020.

Gain from Disposition of Real Estate

During the nine months ended September 30, 2020, we sold one owned property containing 901 beds, resulting in a net gain from disposition of real estate of approximately $48.5 million. Refer to Note 5 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1.

Interest Income

Interest income decreased by approximately $1.6 million, from $2.6 million during the nine months ended September 30, 2020, to $1.0 million for the nine months ended September 30, 2021. The decrease was primarily due to the early repayment of a note receivable in October 2020. We anticipate interest income will decrease in 2021 as compared to 2020 due to this note receivable repayment.

Interest Expense

Interest expense increased by approximately $3.5 million, from $84.0 million during the nine months ended September 30, 2020, to $87.5 million for the nine months ended September 30, 2021. The increase was primarily due to $6.7 million of additional interest incurred related to our offerings of unsecured notes in January 2020 and June 2020, which is net of a reduction in interest expense related to the early repayment of unsecured notes in January 2020 that were originally scheduled to mature in October 2020, as well as a $2.7 million decrease in capitalized interest, which is based on the timing of completion of our owned development pipeline. These items were offset by: (i) a $3.1 million decrease due to the pay-off of mortgage debt; (ii) a $2.5 million decrease in interest expense on our revolving credit facility due to a decrease in LIBOR rates and a decrease in the spread, which changed from 1.0% to 0.85% as a part of the renewal of the facility in May 2021; and (iii) a $0.5 million decrease at one OCPP due to the refinance of the mortgage loan on the property that was swapped to a fixed rate, as well as scheduled principal payments on OCPP debt.

Loss from Extinguishment of Debt

During the nine months ended September 30, 2020, we recognized a $4.8 million loss on the extinguishment of debt related to the early redemption of our $400 million 3.35% Senior Notes due October 2020. The redemption was funded using net proceeds from the Operating Partnership’s closing of a $400 million offering of senior unsecured notes under its existing shelf registration in January 2020.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of September 30, 2021, we had $62.2 million in cash, cash equivalents, and restricted cash, as compared to $74.0 million as of December 31, 2020.  Restricted cash primarily consists of escrow accounts held by lenders, resident security deposits as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the nine months ended September 30, 2021, net cash provided by operating activities was approximately $220.6 million, as compared to approximately $244.3 million for the nine months ended September 30, 2020, a decrease of $23.7 million.  This decrease was primarily due to the following: (i) increases in insurance related receivables as well as receivables due to contractual arrangements with universities to partially reimburse the Company over time for lost revenues as a result of rent abatements provided to tenants experiencing financial hardship due to COVID-19; (ii) decreases in other liabilities due to the timing of payments from universities under master lease agreements as well as the timing of accrued interest payments related to unsecured notes issued in January and June 2020; and (iii) decreased net operating income due to the disposition of an owned property in 2020. These decreases were partially offset by the following: (i) improved operating results at our same store properties during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020 due to COVID-19 related financial impacts occurring in the prior year; (ii) cash flows from the commencement of occupancy at two owned development properties completed in 2020; and (iii) the recommencement of the Disney College Program in 2021.

Investing Activities: Investing activities utilized $200.3 million and $169.7 million for the nine months ended September 30, 2021 and 2020, respectively. The $30.6 million increase in cash utilized in investing activities was primarily a result of $146.1 million in proceeds from the disposition of one property during the nine months ended September 30, 2020, as compared to no dispositions of properties during the nine months ended September 30, 2021, which was partially offset by a $116.5 million decrease in cash used to fund the construction of our owned development properties.

Financing Activities: For the nine months ended September 30, 2021, net cash used by financing activities totaled $32.0 million, as compared to net cash utilized by financing activities of $87.9 million for the nine months ended September 30, 2020. The $55.9 million decrease in cash utilized by financing activities was primarily a result of the following: (i) a $77.2 million decrease due to cash paid to purchase the remaining ownership interest in two properties held in a joint venture during the nine months ended September 30, 2020, as compared to no such purchase during the nine months ended September 30, 2021 and (ii) $58.9 million in net proceeds from the sale of common stock during the nine months ended September 30, 2021. These decreases in cash utilized by financing activities were offset by the following: (i) a $40.3 million increase in pay-offs of mortgage loans during the nine months ended September 30, 2021 as compared to the prior year period; (ii) a $35.1 million decrease in net borrowings of unsecured debt; and (iii) a $5.4 million decrease in contributions from noncontrolling partners due to a new joint venture agreement executed by the Company during the nine months ended September 30, 2020 as discussed in Note 4 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1.

Liquidity Needs, Sources, and Uses of Capital

In May 2021, the Company renewed its $1.0 billion Credit Facility. The Credit Facility now matures in May 2025 and demonstrates the Company’s commitment to Environmental, Social and Governance (“ESG”) practices with sustainability-linked pricing, whereby the borrowing rate improves if the Company meets certain ESG performance targets. The Credit Facility also includes two 6-month extension options and an accordion feature that allows the Company to expand the Credit Facility by up to an additional $500 million, subject to the satisfaction of certain conditions. Borrowing rates float at a margin over LIBOR plus an annual facility fee with spreads reflecting current market terms, which are more favorable than those contained in the prior facility. Both the margin and the facility fee are priced on a grid that is tied to the Company’s credit rating. Based on the Company’s current Baa2/BBB rating, the annual facility fee is 20 basis points and the LIBOR margin is 85 basis points, a reduction of 15 basis points from previous pricing levels. Refer to Note 7 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1 for additional information.

During the nine months ended September 30, 2021, the Company sold 1,216,600 shares of common stock under the ATM program at a weighted average price of $49.05 per share, for net proceeds of approximately $58.9 million. The proceeds were primarily used to repay borrowings on the Company’s Credit Facility. As of September 30, 2021, total gross proceeds of $59.7 million have been raised under the Company’s current ATM program, leaving approximately $440.3 million of capacity. Refer to Note 8 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1 for additional information.

In October 2021, the Operating Partnership closed a $400 million offering of senior unsecured notes under its existing shelf registration. These seven-year notes were issued at 99.928% of par value with a coupon of 2.250% and are fully and unconditionally guaranteed by the Company. Interest on the notes is payable semi-annually on January 15 and July 15, with the first payment due and payable on January 15, 2022. The notes will mature on January 15, 2029. Net proceeds from the sale of the senior unsecured notes totaled approximately $394.4 million. The Company used the proceeds to repay borrowings under its Credit Facility.

As of September 30, 2021, our short-term liquidity needs included, but were not limited to, the following: (i) potential distribution payments to our common and restricted stockholders totaling approximately $263.7 million assuming no change from the Company’s most recent quarterly distribution of $0.47 per share and the number of our shares outstanding as of September 30, 2021; (ii) potential distribution payments to our Operating Partnership unitholders totaling approximately $0.9 million assuming no change from the Operating Partnership’s most recent quarterly distribution of $0.47 per unit and the number of units outstanding as of September 30, 2021 and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of September 30, 2021; (iii) estimated development costs over the next 12 months totaling approximately $41.2 million for our owned property currently under construction; (iv) the pay-off of approximately $25.4 million of outstanding fixed rate mortgage debt scheduled to mature in the next 12 months; (v) potential future developments, property, or land acquisitions; and (vi) recurring capital expenditures. We plan to refinance, renew, or extend our $200 million Term Loan prior to its maturity in June 2022.

We expect to meet our short-term liquidity requirements by: (i) utilizing current cash on hand and net cash provided by operations; (ii) borrowing under our existing Credit Facility, which had availability of $423.0 million as of September 30, 2021; (iii) accessing the unsecured bond market; (iv) exercising debt extension options to the extent they are available; (v) issuing securities, including common stock, under our ATM Equity Program discussed more fully in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, or otherwise; and (vi) potentially disposing of properties and/or selling ownership interests in existing properties through joint venture arrangements, depending on market conditions. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

On November 3, 2021, our Board of Directors declared a distribution per share of $0.47, which will be paid on November 26, 2021 to all common stockholders of record as of November 15, 2021.

Indebtedness

The amounts below exclude net unamortized debt premiums and discounts related to mortgage loans assumed in connection with property acquisitions, original issue discounts (“OIDs”), and deferred financing costs (see Note 7 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1). A summary of our consolidated indebtedness as of September 30, 2021 is as follows:

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	$562,955	15.1%	4.1%	6.5 Years
Unsecured	3,177,000	84.9%	3.1%	4.8 Years
Total consolidated debt	$3,739,955	100.0%	3.2%	5.1 Years

Fixed rate debt
Secured
Project-based taxable bonds	$14,695	0.4%	7.5%	3.4 Years
Mortgage	547,042	14.6%	4.0%	6.6 Years
Unsecured
April 2013 Notes	400,000	10.7%	3.8%	1.5 Years
June 2014 Notes	400,000	10.7%	4.1%	2.8 Years
October 2017 Notes	400,000	10.7%	3.6%	6.1 Years
June 2019 Notes	400,000	10.7%	3.3%	4.8 Years
January 2020 Notes	400,000	10.7%	2.9%	8.3 Years
June 2020 Notes	400,000	10.7%	3.9%	9.3 Years
Term loan	200,000	5.3%	2.5%	0.7 Years
Total - fixed rate debt	3,161,737	84.5%	3.6%	5.4 Years

Variable rate debt
Secured mortgage	1,218	0.1%	2.6%	23.8 Years
Unsecured revolving credit facility	577,000	15.4%	1.1%	3.6 Years
Total - variable rate debt	578,218	15.5%	1.1%	3.7 Years
Total consolidated debt	$3,739,955	100.0%	3.2%	5.1 Years

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

The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of September 30, 2021, the Operating Partnership was in compliance with all such covenants.

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

The following table presents a reconciliation of our net income attributable to common stockholders to FFO and FFOM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(11,439)	$(19,515)	$(5,223)	$47,996
Noncontrolling interests' share of net loss	(1,920)	(1,909)	(3,204)	(2,781)

Joint Venture ("JV") partners' share of FFO
JV partners' share of net loss	1,896	1,857	3,230	2,987
JV partners' share of depreciation and amortization	(1,903)	(1,944)	(5,697)	(5,836)
	(7)	(87)	(2,467)	(2,849)

Gain from disposition of real estate	—	—	—	(48,525)
Total depreciation and amortization	69,445	67,369	206,303	199,979
Corporate depreciation (1)	(699)	(858)	(2,154)	(2,632)
FFO attributable to common stockholders and OP unitholders	55,380	45,000	193,255	191,188

Elimination of operations of OCPPs
Net loss (income) from OCPPs	1,458	1,294	(361)	(206)
Amortization of investment in OCPPs	(1,969)	(1,883)	(6,050)	(5,965)
	54,869	44,411	186,844	185,017

Modifications to reflect operational performance of OCPPs
Our share of net cash flow (2)	961	518	1,634	1,632
Management fees and other	333	319	1,135	1,146
Contribution from OCPPs	1,294	837	2,769	2,778

Elimination of loss from extinguishment of debt (3)	—	—	—	4,827
Executive retirement charges (4)	751	—	2,588	—
Elimination of litigation settlement expense (5)	—	—	2,033	1,100
Stockholder engagement and other proxy advisory costs (6)	—	—	914	—
FFOM attributable to common stockholders and OP unitholders	$56,914	$45,248	$195,148	$193,722

FFO per share - diluted	$0.39	$0.32	$1.38	$1.37
FFOM per share - diluted	$0.40	$0.32	$1.39	$1.39
Weighted-average common shares outstanding - diluted	140,747,950	139,235,064	140,015,436	139,182,430
(1)Represents depreciation on corporate assets not added back for purposes of calculating FFO.
(2)50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal), and capital expenditures which is included in ground/facility leases expense in the accompanying consolidated statements of comprehensive income.
(3)The nine months ended September 30, 2020 amount represents the loss associated with the January 2020 redemption of the Company's $400 million 3.35% Senior Notes originally scheduled to mature in October 2020.
(4)Represents accelerated amortization of unvested restricted stock awards due to the retirement of the Company's President in August 2021.
(5)Represents expenses associated with settlements of litigation matters that are included in general and administrative expenses in the accompanying consolidated statements of comprehensive income.
(6)Represents consulting, legal, and other related costs incurred in relation to stockholder engagement activities in preparation for the Company’s 2021 annual stockholders' meeting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number		Description of Document

4.1		Form of American Campus Communities Operating Partnership LP 2.250% Senior Note due 2029.

22.1	*	List of Subsidiary Issuer Guarantees

31.1	*	American Campus Communities, Inc. - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	American Campus Communities, Inc. - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	American Campus Communities, Inc. - Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	American Campus Communities, Inc. - Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 4, 2021

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary