Form 10-K
period 2021-12-31
AMERICAN CAMPUS COMMUNITIES INC
filed 2022-02-28
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _________ to _________

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $4,769,265,540 based on the last sale price of the common equity on June 30, 2021 which is the last business day of the Company’s most recently completed second quarter.

There were 139,156,913 shares of the Company’s common stock with a par value of $0.01 per share outstanding as of the close of business on February 18, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

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

As of December 31, 2021, our total owned and third-party managed portfolio included 203 properties with approximately 140,900 beds.

Business Objectives, Investment Strategies, and Operating Segments

Business Objectives

Our primary business objectives are to create long-term stockholder value by deploying capital to develop, redevelop, acquire, and operate student housing communities, and to sell communities when they no longer meet our long-term investment strategy and when market conditions are favorable.  We believe we can achieve these objectives by continuing to implement our investment strategies and successfully manage our operating segments, which are described in more detail below. Our business objectives align with our commitment to corporate responsibility, in which we focus on creating healthy, sustainable environments with a sense of community and connection, giving back to the communities we serve, and investing in our employees.

Investment Strategies

We seek to own high quality, well designed, and well located student housing properties. We seek to acquire or develop properties in markets that have stable or increasing student populations, are in submarkets with barriers to entry and provide opportunities for economic growth as a result of their product position and/or differentiated design and close proximity to campuses, or through our superior operational capabilities. We believe that our reputation and established relationships with universities give us an advantage in sourcing acquisitions and developments and obtaining municipal approvals and community support for our development projects.

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

Property Operations

Unique Leasing Characteristics: Student housing properties are typically leased by the bed on an individual lease liability basis, unlike multifamily housing where leasing is by the unit.  Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent.  A parent or guardian is generally required to execute each lease as a guarantor unless the resident provides adequate proof of income or financial aid.  The number of lease contracts that we administer is therefore approximately equivalent to the number of beds occupied and not the number of units. Leases at our off-campus properties typically require 12 monthly rental installments, whereas leases for our residence hall properties typically correspond to the university’s academic year and require ten monthly rental installments.  Please refer to the property table contained in Item 2 – Properties for a listing of the typical rent payment terms at our properties.  As an example, in the case of our typical off-campus leases, the commencement date coincides with the commencement of the respective university’s Fall academic term, and the termination date is the last day of the subsequent summer school session.  As such, we must re-lease each property in its entirety each year.

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

American Campus Equity ("ACE®"): Included in our owned properties segment and branded and marketed to colleges and universities as the ACE® program, this transaction structure provides us with what we believe is a lower-risk opportunity compared to off-campus projects, as our ACE® projects have premier on-campus locations with marketing and operational assistance from the university.  The subject university substantially benefits by increasing its housing capacity with modern, well-amenitized student housing with no or minimal impacts to its own credit ratios, preserving the university’s credit capacity to fund academic and research facilities.

We have expanded our ACE® program to include the development of a ten-phase purpose-built housing project serving student interns participating in the highly competitive Disney College Program (“Disney College Program” or “DCP”). This project offers natural synergies with our other ACE® projects and exploits our core competency of housing college students.  The $614.6 million living-learning community includes ACC-designed units offering a variety of configurations and price points providing privacy and individuality for college student participants. The development also includes a centralized 25,000-square-foot Disney Education Center located on site, offering college accredited coursework allowing participants to earn credit hours transferable to their respective universities. As of December 31, 2021, we have completed construction on six phases of the project within the targeted delivery timeline, and the remaining phases are anticipated to be delivered in 2022 and 2023.

On-Campus Participating Properties: Our On-Campus Participating Properties ("OCPPs") segment includes six on-campus properties that are operated under long-term ground/facility leases with three university systems. Under our ground/facility leases, we receive an annual distribution representing 50% of these properties’ net cash flows, as defined in the ground/facility lease agreements.  We also manage these properties under long-term management agreements and are paid management fees equal to a percentage of defined gross receipts.

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

Development Services: Our Development Services segment consists of development and construction management services that we provide through one of our taxable REIT subsidiaries (“TRSs”) for student housing properties owned by universities, 501(c)3 foundations, and others. Our clients have included some of the nation's most prominent systems of higher education.  These services range from short-term consulting projects to long-term, full-scale development and construction projects.  We typically provide these services to colleges and universities seeking to modernize their on-campus student housing properties, and we are sometimes retained to manage these properties following their opening.  They look to us to bring our student housing experience and expertise to ensure they develop marketable, functional, and financially sustainable facilities.  Educational institutions usually seek to build housing that will enhance their recruitment and retention of students while facilitating their academic objectives.  Most of these development service contracts are awarded via a competitive request for proposal (“RFP”) process that qualifies developers based on their overall capability to provide specialized student housing design, development, construction management, financial structuring, and property management services.  Our development services typically include pre-development, design, and financial structuring services.  Our pre-development services typically include feasibility studies for third-party owners and design services.  Feasibility studies include an initial feasibility analysis, review of conceptual design, and assistance with master planning.  Some of the documents produced in this process include the conceptual design documents, preliminary development and operating budgets, cash flow projections, and a preliminary market assessment.  Our design services include coordination with the architect and other members of the design team, review of construction plans, and assistance with project due diligence and project budgets.

Construction management services typically consist of hiring project professionals and a general contractor, coordinating and supervising the construction, equipping and furnishing the property, site visits, and full coordination and administration of all activities necessary for project completion in accordance with plans and specifications and with verification of adequate insurance.

Our Development Services activities benefit our primary goal of owning and operating student housing properties in a number of ways.  By providing these services to others, we are able to expand and refine our unit plan and community design, the operational efficiency of our material specifications, and our ability to determine market acceptance of unit and community amenities.  Our development and construction management personnel enable us to establish relationships with general contractors, architects, and project professionals throughout the nation.  Through these services, we gain experience and expertise in residential and commercial construction methodologies under various labor conditions, including right-to-work labor markets, markets subject to prevailing wage requirements, and fully unionized environments.  This segment is subject to competition from other specialized student housing development companies as well as from national real estate development companies.

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

There are several housing options that compete with our third-party managed properties including, but not limited to, multifamily housing, for-rent single family dwellings, other off-campus specialized student housing, and the aforementioned on-campus participating properties. We also compete with other regional and national providers of third-party management services.

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

Our Commitment to Environmental, Social, and Governance (“ESG”) Factors

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

In 2021, we employed significant internal resources towards our ESG efforts, including appointing a new Executive Vice President and Chief Purpose and Inclusion Officer, Senior Vice President of Corporate Responsibility, and Director of ESG. We also have a multi-functional ESG Committee and Diversity and Inclusion Task Force to support and enhance our programs and goals and to ensure we execute on our ESG strategy. We regularly review our ESG initiatives with our Board of Directors, and maintain communication with ESG-focused stakeholders. Additional information regarding the Company’s ESG initiatives, including a Letter of Commitment to ESG, may be found online at ESG.AmericanCampus.com. The information contained on our website, including the Letter of Commitment to ESG, is not a part of or incorporated into this report.

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

From time to time, the United States Environmental Protection Agency, or EPA, designates certain sites affected by hazardous substances as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA.  Superfund sites can cover large areas, affecting many different parcels of land.  Although CERCLA imposes joint and several liability for contamination on property owners and operators regardless of fault, the EPA may choose to pursue potentially responsible parties (“PRPs”) based on their actual contribution to the contamination.  PRPs are liable for the costs of responding to the hazardous substances.  Each of Villas on Apache (disposed of in April 2011), The Village on University (disposed of in December 2006), and University Village at San Bernardino (disposed of in January 2005) are located within federal Superfund sites.  The EPA designated these areas as Superfund sites because groundwater underneath these areas is contaminated.  We have not been named, and do not expect to be named, as a PRP with respect to these sites.  However, there can be no assurance regarding potential future developments concerning such sites.

Insurance

Our primary lines of insurance coverage are property, liability, and workers’ compensation.  We believe that our insurance coverages are of the type and amount customarily obtained on real property assets.  We intend to obtain similar coverage for properties we acquire in the future.  However, there are certain types of losses, generally of a catastrophic nature, such as losses from floods or earthquakes, which may be subject to limitations in certain areas.  When not otherwise contractually stipulated, we exercise our judgment in determining amounts, coverage limits, and deductibles, in an effort to maintain appropriate levels of insurance on our investments.  If we suffer a substantial loss, our insurance coverage may not be sufficient due to market conditions at the time or other unforeseen factors.  Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

Human Capital Resources

As of December 31, 2021, we had approximately 3,006 employees, consisting of 371 corporate employees and 2,635 employees at our owned, managed, and on-campus participating properties.

Purpose and Culture: Our Company values are centered around people. We care deeply about our residents. Serving students well requires engaged, passionate, and diverse team members, so we’ve created an award-winning culture that fosters growth and rewards achievement. Service is also deeply embedded into our culture: we give back to the communities in which we live and work.

In 2020, we earned a Great Places to Work™ certification with a total of 97% of the employees surveyed saying ACC is a great place to work. Our employee compensation and benefits packages are designed to competitively compensate all employees for their contributions, and our Culture Committee conducts regular internal communications, volunteer events, and activities that help to ensure we are attracting and retaining employees that share our passion. Our employees are not represented by a labor union.

Employee Engagement: In addition to promoting a leadership culture with an open-door policy for all employees, ACC seeks to regularly engage with employees to promote communication and solicit valuable feedback on our efforts to create a healthy and meaningful work culture. We annually survey our employees regarding their satisfaction and views on the ACC workplace environment. We also regularly publish newsletters for both our corporate and property employees that welcome new team members, highlight employee advancements and accomplishments, celebrate life events, discuss operational best practices, and promote Company milestones, achievements, and initiatives. Our CEO also hosts “Bill’s Quarterly Call” where employee achievements are highlighted and any employee can ask questions regarding the Company’s direction and the state of the industry.

Community and Social Impact: Our definition of “community” goes beyond our communities. We support youth in need with a focus on education through our charitable foundation, as well as encourage volunteerism by our corporate and property staff. For us, giving back means being good corporate citizens and making a positive difference for those in need. We encourage our employees and our properties to be involved in their communities and are proud of the vast varieties of philanthropic causes our employees and residents champion.

In alignment with our Core Value, “Give Back,” and in connection with the December 2021 closing of a joint venture transaction including properties in our Arizona State University (“ASU”) portfolio, we made a commitment to donate $5.0 million to ASU for scholarships, programs that support student success, and sustainability.

We are also proud to support the mental health of both our employees and residents by expanding our long-term partnership with the Hi, How Are You Project (“HHAY”) and our continued staff training on peer-to-peer support at more than 200 communities across the country. As a part of our partnership with HHAY, we published a College Student Fall 2021 Mental Wellness Survey Report in November 2021 that included responses from approximately 9,000 college students who shared insights into their own current mental health state and overall wellbeing.

Diversity and Inclusion (“D&I”): We strive to have an inclusive culture where all know their unique voices will be valued. ACC’s founding vision states, “Our people are our strength, achieving success through a dedication to excellence and integrity.” Our people are devoted to a culture of inclusion, diversity, and equality in the workplace and our communities. Our Company and our student communities are defined and strengthened by the belief that every individual and their experience adds value and enhances our position as an industry leader and university partner. We take responsibility to intentionally execute an evolving set of goals specific to inclusion, diversity, and accountability, driven by empathetic leadership and embraced by all.

We are proud that our ACC team represents the diversity of the residents and communities we serve, as more than half of our team members are minorities and half are female. In addition, we are overseen by a Board of Directors, more than a third of whose members are diverse by race or gender. In 2021, our female and minority representation at the executive level increased with the appointment of our Chief Purpose and Inclusion Officer, who oversees our ESG efforts including our diversity and inclusion initiatives.

We have a Code of Conduct for employees that includes policies on diversity, inclusion, and antidiscrimination. Additionally, ACC is a signatory for the CEO Impact Pledge to further diversity, equity, and inclusion initiatives.

In 2020, ACC formed a diversity and inclusion task force to oversee the execution of our goals over the long term. Since then, we have engaged a third-party consultant to review our employment program with a focus on diversity and inclusion criteria, including vision, goals, statement, and Company demographic breakdown. We also conducted consultant-facilitated “Unconscious Bias/Business Training” for ACC employees at the level of vice president and above, and are developing D&I training curricula for all employees and supervisors.

ACC has worked with our partners at Prairie View A&M University (“PVAMU”), our longest-running university relationship and a Historically Black College and University (“HBCU”), to establish both a scholarship endowment fund and an annual scholarship to assist graduating seniors. In the interest of promoting more diversity in the field of architecture, we have also created a specific scholarship geared towards architecture students at PVAMU.

In an effort to attract and support disadvantaged and underrepresented business owners, we developed a neighborhood small business nurturing program for local retailers in our owned property portfolio. The pilot program at LightView in Boston was the genesis of the September 2021 opening of the Underground Café, a female and minority owned establishment that brings together food, art, culture, and community.

Safety: We have a comprehensive Safety Plan that includes safety-related work practices that apply to our student housing communities. We also require service contract agreements, which mandate that all contractors and subcontractors that perform work in facilities or on property controlled by ACC abide by all safety rules and follow safety procedures.

Training and Professional Development: We believe that in order to be successful and satisfied in their jobs, employees must have the training necessary to further their effectiveness and assist in career advancement and retention. Our management team supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions.

We’ve built a comprehensive employee development program with opportunities at every career stage. We connect employees with plans tailored to their goals and offer a range of trainings, mentoring, and conferences through ACC University and other programs. Employees are auto-enrolled for the appropriate courses when they are hired for or promoted into new positions. In addition to our training designed to address regulatory and statutory matters (antiharassment, cybersecurity, data privacy, etc.), our ACC University offers a catalog of more than 800 on-demand training courses.

Our Inside Track program provides top-performing, on-site team members with the development needed to become General Managers. Inside Track consists of an intensive training program and a four-month mentoring program emphasizing residence life, human resource management, business operations, marketing and leasing, facilities, and career development. In addition, ACC hosts several other employee development conferences including our annual Leadership Conference, Inside Track: Facilities and ACCelerate. We also provide numerous live training webinars that educate on current management issues and promote internal networking.

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

Risks Related to Our Properties, Our Business and the Real Estate Industry

Global health pandemics have materially affected and could continue to materially affect how we operate our business, and have impacted and could continue to impact our results of operations and overall financial performance.

A pandemic, including the novel coronavirus disease (“COVID-19”), has adversely affected international, national and local economies and financial markets generally, and has had an unprecedented effect on many businesses including the student housing industry. Outbreaks have led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to mitigate the spread of disease, including restrictions on freedom of movement and business operations such as issuing guidelines, travel bans, border closings, business closures, quarantine orders, and orders not allowing the collection of rents, charging late fees or eviction of non-paying tenants. These restrictions have inhibited our ability to meet in person with existing and potential residents, which could adversely impact our rental rate and occupancy levels.

A global pandemic could also result in the colleges or universities that our properties serve deciding to cancel in-person classes and/or requiring lower occupancy density in their on-campus residence halls. Additionally, our tenants could experience financial hardship due to deteriorating economic conditions, which could impact our provision for uncollectible accounts and ultimately our overall financial performance. Also, a global pandemic could impact our workforce, resulting in difficulty recruiting, retaining, training, motivating, and developing employees due to evolving health and safety protocols, changing worker expectations including those regarding flexible/remote work models, and restrictions on travel and employee mobility. We could also experience challenges in maintaining our strong corporate culture, which values communication, collaboration, and professional connection.

The conditions caused by the ongoing pandemic continue to exist worldwide, and the ongoing effects remain difficult to predict due to numerous uncertainties, including the transmissibility, severity, duration and resurgence of the outbreak, new variants of the virus, the implementation and effectiveness of health and safety measures, and actions that are voluntarily adopted by the public or required by governments or public health authorities or universities, including vaccines and treatments. Due to these uncertainties, we are not able at this time to estimate with any degree of certainty the effect a pandemic or measures intended to curb its spread could have on our business, results of operations, financial condition or cash flows. Also, many of the other risk factors described within this Form 10-K could be more likely to impact us as a result of a pandemic or measures intended to curb its spread.

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

In some cases, we rely on our relationships with colleges and universities for referrals of prospective student-tenants or for lists of prospective student-tenants and their parents. Many of these colleges and universities own and operate their own competing on-campus facilities. Any failure to maintain good relationships with these colleges and universities could therefore have a material adverse effect on us. If colleges and universities refuse to make their lists of prospective student-tenants and their parents available to us or increase the costs of these lists, there could be a material adverse effect on us.

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
•we may decide to abandon our development efforts if we determine that continuing the project would not be in our best interests; and
•we may encounter strikes, weather, government regulations, difficulty and/or delays in obtaining labor and materials, including as a result of supply chain conditions, and other conditions beyond our control.

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

The status of real estate tax exemptions or abatements could be overturned, resulting in diminished financial performance and cash flows at certain of our properties.

Certain of our properties, generally those located on the campuses of colleges and universities, are currently subject to full or partial exemptions or abatements from real estate taxes, and such exemptions were included in the Company’s estimate of those properties’ financial returns upon development or acquisition. Should state or local taxing jurisdictions successfully challenge, overturn, or suspend such exemptions, the financial performance of such properties would be diminished, which would result in reduced cash flows and depending upon the magnitude, may adversely impact distributions to equity holders.

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

We are in the process of implementing an enterprise resource planning (“ERP”) system and problems with the design or implementation of this system could interfere with our business and operations.

We are engaged in a multi-year implementation of an ERP system, which includes certain functionality that is designed internally which is in the process of being deployed in phases. The new ERP system replaces multiple business systems and maintains books and records, records transactions and provides important information related to the operations of our business to our management. The implementation of the new ERP system has required, and will continue to require, the investment of significant personnel and financial resources. While we have invested, and will continue to invest, significant resources in planning and project management, implementation issues may arise during the course of the full deployment of the new ERP system, and it is possible we may experience delays, increased costs and other difficulties not presently contemplated. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could have a material adverse effect on our financial condition and results of operations.

Our business could be impacted as a result of actions by activist shareholders or others.

We have been subject and in the future may be subject to legal and business challenges in our operations due to actions instituted by activist shareholders or others. Responding to such actions have been and could continue to be costly and time-consuming, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with universities, vendors, tenants, prospective and current employees and others.

Corporate social responsibility, specifically related to environmental, social, and governance (“ESG”) issues, may impose additional costs and expose us to new risks.

Sustainability, social and governance evaluations remain highly important to investors and other stakeholders. Certain organizations that provide corporate governance and other corporate risk advisory services to investors have developed scores and ratings to evaluate companies and investment funds based upon ESG metrics. Many investors focus on ESG-related business practices and scores when choosing to allocate their capital and may consider a company's score as a reputational or other factor in making an investment decision. Investors' increased focus and activism related to ESG and similar matters may affect our business operations or increase expenses. In addition, investors may decide to refrain from investing in us as a result of their assessment of our approach to and consideration of ESG factors. We may face reputational damage in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. In addition, the criteria by which companies are rated for ESG efforts may change, which could cause us to receive lower scores than in previous years. A low ESG score could result in a negative perception of the Company, exclusion of our securities from consideration by certain investors who may elect to invest with our competition instead and/or cause investors to reallocate their capital away from the Company, all of which could have an adverse impact on the price of our securities.

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

As of December 31, 2021, our total consolidated indebtedness was approximately $3.5 billion (excluding unamortized mortgage debt premiums and discounts and original issue discounts). Our debt service obligations expose us to the risk of default and reduce or eliminate cash resources that are available to operate our business or pay distributions that are necessary to maintain our qualification as a REIT. There is no limit on the amount of indebtedness that we may incur except as provided by the covenants in our corporate-level debt. We may incur additional indebtedness to fund future property development, acquisitions and other working capital needs, which may include the payment of distributions to our security holders. The amount available to us and our ability to borrow from time to time under our corporate-level debt is subject to certain conditions and the satisfaction of specified financial and other covenants. If the income generated by our properties and other assets fails to cover our debt service, we would be forced to reduce or eliminate distributions to our stockholders and may experience losses.

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

Our variable rate debt exposes us to risks associated with rising interest rates, including as a result of the phase out of LIBOR, which could adversely affect our cash flows.

As of December 31, 2021, we had outstanding approximately $331.0 million of fixed and variable rate debt that was indexed to the London Interbank Offered Rate (“LIBOR”). In late 2021, it was announced the London Interbank Offered Rate (“LIBOR”) interest rates will cease publication altogether by June 30, 2023. To address the potential for LIBOR’s cessation, the Federal Reserve Board and the Federal Reserve Bank of New York (FRBNY), in coordination with multiple other regulators and large industry participants, convened the Alternative Reference Rates Committee (“ARRC”). The ARRC has identified the Secured Overnight Financing Rate (SOFR) as the preferred successor rate for LIBOR. We intend to incorporate relatively standardized replacement rate provisions into our LIBOR-indexed debt documents, including a spread adjustment mechanism designed to equate to the current LIBOR “all in” rate. There is significant uncertainty with respect to the implementation of the phase out and what alternative indexes will be adopted which will ultimately be determined by the market as a whole. It therefore remains uncertain how such changes will be implemented and the effects such changes would have on us and the financial markets generally. These changes may have a material adverse impact on the availability of financing and on our financing costs. Also, increases in interest rates on variable rate debt would increase our interest expense and the cost of refinancing existing debt and incurring new debt, unless we make arrangements that hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to equity holders.

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
•the issuance of ratings and scores related to corporate social responsibility and ESG reports and disclosures; and
•changes in financial markets and national economic and general market conditions.

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

Item 1B.  Unresolved Staff Comments

There were no unresolved comments from the staff of the SEC at December 31, 2021.

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

Property (1)	Year Built (2)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2021 Revenue (3)		Average Monthly Base Rental Revenue/ Bed (4)		# of Units	# of Beds

OWNED PROPERTIES
Same Store Owned Properties (5)
The Callaway House College Station	1999	Mar-01	Texas A&M University	9	$10,027	(6)	$1,686	(6)	173	538
The Village at Science Drive	2000	Nov-01	The University of Central Florida	12	7,113		787		192	732
University Village at Boulder Creek	2002	Aug-02	The University of Colorado at Boulder	12	4,429		1,220		82	309
University Village	2004	Aug-04	California State University - Fresno	12	2,880		586		105	406
University Village	2004	Aug-04	Temple University	12	6,083		694		220	749
University Club Apartments	1999	Feb-05	University of Florida	12	2,546		592		94	376
City Parc at Fry Street	2004	Mar-05	University of North Texas	12	3,194		686		137	420
Entrada Real	2000	Mar-05	University of Arizona	12	2,167		553		98	363
University Village at Sweethome	2005	Aug-05	State University of New York at Buffalo	12	7,155		737		269	830
University Village	1991	Mar-06	Florida State University	12	3,966		499		217	716
Royal Village	1996	Mar-06	University of Florida	12	3,513		719		118	448
Royal Lexington	1994	Mar-06	The University of Kentucky	12	2,276		578		94	364
Raiders Pass	2001	Mar-06	Texas Tech University	12	4,497		433		264	828
Aggie Station	2003	Mar-06	Texas A&M University	12	3,149		568		156	450
The Outpost	2005	Mar-06	University of Texas – San Antonio	12	5,190		597		276	828
Callaway Villas	2006	Aug-06	Texas A&M University	12	4,852		590		236	704
The Village on Sixth Avenue	1999	Jan-07	Marshall University	12	3,735		457		248	752
Newtown Crossing	2005	Feb-07	University of Kentucky	12	7,091		648		356	942
Olde Towne University Square	2005	Feb-07	University of Toledo	12	3,857		613		224	550
Peninsular Place	2005	Feb-07	Eastern Michigan University	12	3,559		594		183	478
University Centre	2007	Aug-07	Rutgers University, NJIT	12	6,712		836		234	840
The Summit & Jacob Heights	2004	Jun-08	Minnesota State University	12	5,223		476		258	930
GrandMarc Seven Corners	2000	Jun-08	University of Minnesota	12	3,680		717		186	440
Aztec Corner	2001	Jun-08	San Diego State University	12	6,055		818		180	606

Property (1)	Year Built (2)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2021 Revenue (3)	Average Monthly Base Rental Revenue/ Bed (4)	# of Units	# of Beds
The Tower at Third	1973	Jun-08	University of Illinois	12	$3,040	$697	188	375
Willowtree Apartments and Tower	1970	Jun-08	University of Michigan	12	7,773	724	473	851
University Pointe	2004	Jun-08	Texas Tech University	12	4,570	536	204	682
University Trails	2003	Jun-08	Texas Tech University	12	4,688	535	240	684
Campus Trails	1991	Jun-08	Mississippi State University	12	2,199	422	156	480
University Crossings (ACE)	2003	Jun-08	Drexel University	12	9,609	735	260	1,016
Vista del Sol (ACE)	2008	Aug-08	Arizona State University	12	20,446	826	613	1,866
Villas at Chestnut Ridge	2008	Aug-08	State Univ. of New York at Buffalo	12	5,379	818	196	554
Barrett Honors College (ACE)	2009	Aug-09	Arizona State University	10	13,635	1,059	604	1,721
Sanctuary Lofts	2006	Jun-10	Texas State University	12	4,257	701	201	485
The Edge - Charlotte	1999	Nov-10	UNC - Charlotte	12	4,376	623	180	720
University Walk	2002	Nov-10	UNC - Charlotte	12	3,618	634	120	480
Uptown	2004	Nov-10	University of North Texas	12	3,510	654	180	528
2nd Avenue Centre	2008	Dec-10	University of Florida	12	7,936	782	274	868
Villas at Babcock	2011	Aug-11	University of Texas – San Antonio	12	4,555	526	204	792
Lobo Village (ACE)	2011	Aug-11	University of New Mexico	12	5,492	536	216	864
Villas on Sycamore	2011	Aug-11	Sam Houston State University	12	4,523	553	170	682
26 West	2008	Dec-11	University of Texas at Austin	12	13,270	1,045	367	1,026
Avalon Heights	2002	May-12	University of South Florida in Tampa	12	6,532	719	210	754
University Commons	2003	Jun-12	Univ. of Minnesota in Minneapolis	12	4,470	662	164	480
Casas del Rio (ACE)	2012	Aug-12	University of New Mexico	10	4,168	547	283	1,028
The Suites (ACE)	2013	Aug-12	Northern Arizona University	10	5,832	773	439	878
Hilltop Townhomes (ACE)	2012	Aug-12	Northern Arizona University	12	5,718	800	144	576
U Club on Frey	2013	Aug-12	Kennesaw State University	12	7,794	759	216	866
Campus Edge on UTA Boulevard	2012	Aug-12	University of Texas - Arlington	12	3,378	609	128	488
U Club Townhomes on Marion Pugh	2012	Aug-12	Texas A&M University	12	4,637	607	160	640
Villas on Rensch	2012	Aug-12	State Univ. of New York at Buffalo	12	5,577	798	153	610
The Village at Overton Park	2012	Aug-12	Texas Tech University	12	4,212	555	163	612
Casa de Oro (ACE)	2012	Aug-12	Arizona State University	10	2,028	806	109	365
The Villas at Vista del Sol (ACE)	2012	Aug-12	Arizona State University	12	4,386	893	104	400
The Block	2008	Aug-12	The University of Texas at Austin	12	16,928	871	669	1,555
University Pointe at College Station (ACE)	2012	Sep-12	Portland State University	12	5,459	712	282	978
309 Green	2008	Sep-12	University of Illinois	12	4,022	782	110	416
The Retreat	2012	Sep-12	Texas State University	12	6,817	701	187	780
Lofts54	2008	Sep-12	University of Illinois	12	1,440	651	43	172
Campustown Rentals	1982	Sep-12	University of Illinois	12	3,929	440	264	746
Chauncey Square	2011	Sep-12	Purdue University	12	4,551	921	158	386
Texan & Vintage	2008	Sep-12	The University of Texas at Austin	12	3,343	1,014	124	311

Property (1)	Year Built (2)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2021 Revenue (3)		Average Monthly Base Rental Revenue/ Bed (4)		# of Units	# of Beds
The Castilian	1967	Sep-12	The University of Texas at Austin	10	$8,198	(6)	$1,320	(6)	371	623
Bishops Square	2002	Sep-12	Texas State University	12	2,533		643		134	315
Union	2006	Sep-12	Baylor University	12	769		585		54	120
922 Place	2009	Sep-12	Arizona State University	12	5,153		840		132	468
Campustown	1997	Sep-12	Iowa State University	12	7,679		548		452	1,216
River Mill	1972	Sep-12	University of Georgia	12	3,582		655		243	461
The Province	2011	Nov-12	UNC - Greensboro	12	5,648		680		219	696
RAMZ Apartments on Broad	2004	Nov-12	Virginia Commonwealth University	12	1,940		785		88	172
The Lofts at Capital Garage	2000	Nov-12	Virginia Commonwealth University	12	731		518		36	144
25Twenty	2011	Nov-12	Texas Tech University	12	4,469		652		249	562
The Province	2009	Nov-12	University of Louisville	12	6,383		650		366	858
The Province	2010	Nov-12	Rochester Institute of Technology	12	8,213		833		336	816
5 Twenty Four and 5 Twenty Five Angliana	2010	Nov-12	University of Kentucky	12	7,309		568		376	1,060
The Province	2009	Nov-12	University of South Florida	12	8,544		726		287	947
U Pointe Kennesaw	2012	Nov-12	Kennesaw State University	12	6,590		714		216	797
The Cottages of Durham	2012	Nov-12	University of New Hampshire	12	6,892		897		141	619
University Edge	2012	Dec-12	Kent State University	12	5,273		710		201	608
The Lodges of East Lansing	2012	Jul-13	Michigan State University	12	9,339		781		364	1,049
7th Street Station	2012	Jul-13	Oregon State University	12	2,491		749		82	309
The Callaway House - Austin	2013	Aug-13	The University of Texas at Austin	10	15,549	(6)	2,406	(6)	219	753
Manzanita Hall (ACE)	2013	Aug-13	Arizona State University	10	5,599		1,024		241	816
University View (ACE)	2013	Aug-13	Prairie View A&M University	10	2,792		809		96	336
U Club Townhomes at Overton Park	2013	Aug-13	Texas Tech University	12	3,243		589		112	448
601 Copeland	2013	Aug-13	Florida State University	12	2,786		797		81	283
The Townhomes at Newtown Crossing	2013	Aug-13	University of Kentucky	12	4,767		646		152	608
Chestnut Square (ACE)	2013	Sep-13	Drexel University	12	9,787		895		220	861
Park Point	2008	Oct-13	Rochester Institute of Technology	12	9,322		803		300	924
U Centre at Fry Street	2012	Nov-13	University of North Texas	12	5,288		754		194	614
Cardinal Towne	2010	Nov-13	University of Louisville	12	5,120		664		255	545
Merwick Stanworth (ACE)	2014	Jul-14	Princeton University	12	7,969		1,164		325	595
Plaza on University	2014	Aug-14	University of Central Florida	12	14,667		823		364	1,313
U Centre at Northgate (ACE)	2014	Aug-14	Texas A&M University	12	6,698		688		196	784
University Walk	2014	Aug-14	University of Tennessee	12	4,835		726		177	526
U Club on Woodward	2014	Aug-14	Florida State University	12	8,295		717		236	944
Park Point	2010	Feb-15	Syracuse University	12	3,429		1,262		66	226
1200 West Marshall	2013	Mar-15	Virginia Commonwealth University	12	3,803		844		136	406
8 1/2 Canal Street	2011	Mar-15	Virginia Commonwealth University	12	4,760		781		160	540
Vistas San Marcos	2013	Mar-15	Texas State University	12	5,618		746		255	600

Property (1)	Year Built (2)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2021 Revenue (3)	Average Monthly Base Rental Revenue/ Bed (4)	# of Units	# of Beds
Crest at Pearl	2014	Jun-15	University of Texas at Austin	12	$4,376	$1,068	141	343
U Club Binghamton	2005	Jun-15	SUNY Binghamton University	12	12,658	876	326	1,272
160 Ross	2015	Aug-15	Auburn University	12	5,310	685	182	642
The Summit at University City (ACE)	2015	Sep-15	Drexel University	12	14,513	861	351	1,315
2125 Franklin	2015	Sep-15	University of Oregon	12	7,219	785	192	734
University Crossings	2014	Aug-16	University of North Carolina - Charlotte	12	4,674	724	187	546
U Club on 28th	2016	Aug-16	University of Colorado	12	6,630	1,340	100	398
Currie Hall (ACE)	2016	Aug-16	University of Southern California	12	7,456	1,376	178	456
University Pointe (ACE)	2016	Aug-16	University of Louisville	12	4,019	625	134	531
Fairview House (ACE)	2016	Aug-16	Butler University	10	4,741	940	107	633
U Club Sunnyside	2016	Aug-16	West Virginia University	12	3,793	663	134	534
Stadium Centre	2016	Aug-16	Florida State University	12	18,658	814	636	1,723
U Point	2016	Oct-16	Syracuse University	12	1,942	932	54	163
The Arlie	2016	Apr-17	University of Texas Arlington	12	4,309	648	169	598
TWELVE at U District	2014	Jun-17	University of Washington	12	6,316	1,550	283	384
The 515	2015	Aug-17	University of Oregon	12	5,838	898	183	513
State	2013	Aug-17	Colorado State University	12	5,321	690	220	665
Tooker House (ACE)	2017	Aug-17	Arizona State University	10	11,762	999	429	1,594
SkyView (ACE)	2017	Aug-17	Northern Arizona University	12	6,308	798	163	626
University Square (ACE)	2017	Aug-17	Prairie View A&M University	10	3,546	840	143	466
U Centre on Turner	2017	Aug-17	University of Missouri	12	7,453	804	182	718
U Pointe on Speight	2017	Aug-17	Baylor University	12	5,026	589	180	700
21Hundred at Overton Park	2017	Aug-17	Texas Tech University	12	8,251	559	296	1,204
The Suites at Third	2017	Aug-17	University of Illinois	12	2,363	775	63	251
Callaway House Apartments	2017	Aug-17	University of Oklahoma	12	8,575	724	386	915
U Centre on College	2017	Aug-17	Clemson University	12	4,878	894	127	418
The James	2017	Sep-17	University of Wisconsin - Madison	12	11,786	990	366	850
Bridges @ 11th	2015	Oct-17	University of Washington	12	3,962	1,488	184	258
Hub U District Seattle	2017	Nov-17	University of Washington	12	4,113	1,430	111	248
David Blackwell Hall (ACE)	2018	Aug-18	University of California, Berkeley	10	8,017	1,568	412	780
Gladding Residence Center (ACE)	2018	Aug-18	Virginia Commonwealth University	10	10,085	840	592	1,524
Irvington House (ACE)	2018	Aug-18	Butler University	10	4,798	826	197	648
Greek Leadership Village (ACE)	2018	Aug-18	Arizona State University	10	8,271	949	498	957
NAU Honors College (ACE)	2018	Aug-18	Northern Arizona University	10	4,502	778	318	636
U Club Townhomes at Oxford	2018	Aug-18	University of Mississippi	12	2,791	447	132	528
Hub Ann Arbor	2018	Aug-18	University of Michigan	12	5,216	1,389	124	310
The Jack	2018	Aug-18	Northern Arizona University	12	5,982	871	198	591
Campus Edge on Pierce	2018	Aug-18	Purdue University	12	6,252	856	289	598

Property (1)	Year Built (2)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2021 Revenue (3)		Average Monthly Base Rental Revenue/ Bed (4)	# of Units	# of Beds
191 College	2019	Jul-19	Auburn University	12	$5,194		$861	127	495
LightView (ACE)	2019	Aug-19	Northeastern University	12	15,429		1,559	214	825
University of Arizona Honors College (ACE)	2019	Aug-19	University of Arizona	10	9,712		1,012	319	1,056
959 Franklin	2019	Sep-19	University of Oregon	12	5,779		1,015	230	443
Subtotal - Same Store Owned Properties					$854,933		$786	31,545	95,365

New Owned Properties
2020 and 2021 Completed Development Projects
Currie Hall Phase II (ACE)	2020	Jul-20	University of Southern California	12	$3,834		$1,268	95	272
Manzanita Square (ACE)	2020	Aug-20	San Francisco State University	12	7,654		1,526	169	597
Disney College Program Phases I-V (ACE)	2020-21	Multiple	Walt Disney World® Resort	Various	20,664		787	1,323	5,284

Projects Under Development
Disney College Program Phases VI-X (ACE) (7)	2022-23	Multiple	Walt Disney World® Resort	Various	—		—	1,291	5,156
Subtotal – New Owned Properties					$32,152		$919	2,878	11,309
TOTAL – OWNED PROPERTIES					$887,085	(8)	$790	34,423	106,674

ON-CAMPUS PARTICIPATING PROPERTIES
University Village & University Village Northwest at Prairie View	1998	Aug-98	Prairie View A&M University	9	$11,916		$693	648	2,064
University Village at Laredo	1997	Aug-97	Texas A&M International University	9	1,793		732	84	250
University College at Prairie View	2001	Aug-00	Prairie View A&M University	9	8,159		665	756	1,470
Cullen Oaks	2003	Aug-01	The University of Houston	9	4,936		916	411	879
College Park	2014	Aug-14	West Virginia University	12	4,403		717	224	567
TOTAL - ON-CAMPUS PARTICIPATING PROPERTIES					$31,207		$719	2,123	5,230
GRAND TOTAL- ALL PROPERTIES					$918,292		$787	36,546	111,904
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
(4)Average monthly rental revenue per bed is calculated based upon our base rental revenue earned during the year ended December 31, 2021 divided by average monthly occupied beds over the lease term.
(5)Our same store owned portfolio represents properties that were owned and operated by us for the full years ended December 31, 2020 and 2021, which are not conducting or planning to conduct substantial development, redevelopment or repositioning activities, and are not classified as held for sale as of December 31, 2021.
(6)As rent at this property includes food services, revenue is not comparable to the other properties in this table.
(7)Includes 739 beds delivered as a part of Phase VI for which construction was substantially complete as of December 31, 2021, but were not occupied until January 2022.
(8)Excludes revenues from three land parcels with non-student housing structures that were acquired by the Company with the intention of ultimately demolishing them in order to build student housing projects. These projects are currently in predevelopment and generated revenues of approximately $2.0 million during the year ended December 31, 2021.

Occupancy information for our property portfolio for the year ended and as of December 31, 2021 is set forth below:

	2021 Weighted Average Occupancy (1)	Occupancy as of December 31, 2021
OWNED PROPERTIES
Same store properties (2)	89.2%	95.9%
New properties	53.6% (3)	84.5%
TOTAL – OWNED PROPERTIES	87.4%	95.2%

ON-CAMPUS PARTICIPATING PROPERTIES	66.8%	94.8%
(1)Average occupancy is calculated based on the average number of occupied beds for the year ended December 31, 2021 divided by total beds. For properties with typical lease terms shorter than 12 months, average occupancy includes the impact of significantly lower occupancy during the summer months. Average occupancy for properties which commenced operations during 2021 is calculated based on the period these properties were operational during 2021.
(2)Our same store owned portfolio represents properties that were owned and operated by us for the full years ended December 31, 2020 and 2021, which are not conducting or planning to conduct substantial development, redevelopment or repositioning activities, and are not classified as held for sale as of December 31, 2021.
(3)Reduced weighted average occupancy due to the recommencement of the Disney College Program in May 2021 as well as the staggered timing of delivered phases of the project during 2021.

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

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ACC.”  As of February 18, 2022, there were approximately 152 holders of record, 80,513 beneficial owners of the Company’s common stock and 139,156,913 shares of common stock outstanding. The number of holders does not include individuals or entities who beneficially own shares that are held by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

We intend to continue to declare quarterly distributions on our common stock.  The actual amount, timing and form of payment of distributions, however, will be at the discretion of our Board of Directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts, timing, or form of payment of future distributions.

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

Property Portfolio

Below is a summary of our property portfolio as of December 31, 2021:

Property portfolio	Properties	Beds
Owned operating properties
Off-campus properties	126	70,234
On-campus ACE® (1) (2) (3)	33	32,023
Subtotal – operating properties	159	102,257

Owned properties under development
On-campus ACE® (2) (4)	1	4,417
Subtotal – properties under development	1	4,417

Total owned properties	160	106,674

On-campus participating properties	6	5,230

Total owned property portfolio	166	111,904

Managed properties	37	28,968
Total property portfolio	203	140,872

(1)Includes two properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.
(2)Includes 33 properties operated under ground/facility leases with 16 university systems and one property operated under a ground/facility lease with Walt Disney World® Resort which consists of ten phases, six of which were delivered as of December 31, 2021, with the remainder anticipated to be delivered in 2022 and 2023.
(3)Includes 739 beds for which construction was substantially complete as of December 31, 2021 but were not open for occupancy until January 2022.
(4)The Walt Disney World® Resort project consists of one property with multiple phases delivered through 2023; as such, only the beds for remaining phases to be completed are included in the beds for owned properties under development.  Beds for any completed phases of this project are included in owned operating properties beds.

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

Owned Development

The Company is in the process of constructing a ten-phase housing project under our ACE® structure with scheduled phase deliveries from 2020 to 2023 for Walt Disney World® Resort that will serve student interns participating in the highly competitive Disney College Program (“Disney College Program” or “DCP”). As of December 31, 2021, the Company has completed construction on six phases of the project within the targeted delivery timeline, and the remaining phases are anticipated to be delivered in 2022 and 2023. In May 2021, Walt Disney World® Resort announced that it was recommencing the DCP in the summer of 2021 after temporarily suspending the program in 2020 due to the COVID-19 pandemic. As of December 31, 2021, occupancy at the completed phases of the project was approximately 83.4%.

Owned Development Projects Recently Completed

During the year ended December 31, 2021, the final stages of construction were completed for the following phases of the Disney College Program project as summarized in the table below:

University / Market Served	Project	Location	Beds	Total Project Cost	Construction Completed

Walt Disney World® Resort	Disney College Program Phase III	Orlando, FL	984	$54,400	January 2021
	Disney College Program Phases IV	Orlando, FL	1,521	84,500	May 2021
	Disney College Program Phases V (1)	Orlando, FL	1,152	71,900	July 2021
	Disney College Program Phases VI (1) (2)	Orlando, FL	739	49,800	December 2021
			4,396	$260,600
(1)Beds and total project costs per phase amounts may vary from those previously disclosed due to early deliveries of beds at certain phases.
(2)Initial occupancy occurred in January 2022.

Owned Development Project Under Construction

At December 31, 2021, we were in process of constructing the remaining phases of the Disney College Program project as summarized in the table below:

University / Market Served	Project	Location	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Completion

Walt Disney World® Resort	Disney College Program Phases VII-VIII	Orlando, FL	2,208	$122,800	$113,587	May & Aug 2022
	Disney College Program Phases IX-X	Orlando, FL	2,209	122,700	99,164	Jan & May 2023
			4,417	$245,500	$212,751

Third-Party Development and Management Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations, and others. During the year ended December 31, 2021, the final stages of construction were completed on the property summarized in the following table:

University / Market Served	Project	Location	Beds	Total Fees	Construction Completed

University of California, Riverside	North District Phase I	Riverside, CA	1,506	$6,700	August 2021

As of December 31, 2021, we were under contract on five third-party development projects that are currently under construction and whose fees total $17.9 million.  As of December 31, 2021, fees of approximately $9.1 million remained to be earned by the Company with respect to these projects, which have scheduled completion dates in 2022 and 2023.

As of December 31, 2021, we also provided third-party management and leasing services for 37 properties that represented approximately 29,000 beds.

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

Capital Expenditures

We capitalize costs during the development of owned assets. Capitalization begins when we determine that development of a future asset is probable and continues until the asset, or a portion of the asset, is delivered and is ready for its intended use. As such, our judgment of the date the project is substantially complete has a direct impact on our operating expenses for the period. We also capitalize pre-development costs incurred in pursuit of development of a property. These costs include legal fees, design fees, regulatory fees, and other related costs. Future development of these pursuits is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs, and availability of capital. Pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. The determination of whether a project is probable requires judgment. If we determine that a project is probable, operating expenses could be materially different than if we determine the project is not probable. We also capitalize other costs that are directly identifiable with a specific development property, such as payroll costs associated with corporate staff who oversee such development activities. We also capitalize non-recurring expenditures for additions and betterments to buildings and land improvements.  In addition, we generally capitalize expenditures for exterior painting, roofing, and other major maintenance projects that substantially extend the useful life of the existing assets.  The cost of ordinary repairs and maintenance that do not improve the value of an asset or extend its useful life are charged to expense when incurred.

For all owned predevelopment and development projects, as well as additions and betterments, the Company uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. There may be a change in our operating expenses in the event that there are changes to the level of our owned development activities. For instance, if we reduce our owned development activities, there may be an increase in our operating expenses. The costs capitalized related to projects in the predevelopment phase for which construction has not yet commenced, are included in other assets on the consolidated balance sheets. Owned predevelopment project costs capitalized during the years ended December 31, 2021, 2020, and 2019 were $8.1 million, $6.8 million, and $2.9 million, respectively. The costs capitalized related to owned development projects under construction, as well as additions and betterments, are reported on the consolidated balance sheets as investments in real estate, net of accumulated depreciation. Owned development project costs capitalized during the years ended December 31, 2021, 2020, and 2019 were $210.0 million, $357.7 million, and $487.8 million, respectively.

Impairment of Long-Lived Assets

Management assesses on a property-by-property basis whether there are any indicators that the value of our real estate assets held for use may be impaired. This analysis is performed at least annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal, regulatory and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. A property’s value is considered impaired if management’s estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. The estimation of expected future net cash flows uses estimates, including capitalization rates and growth rates, which are inherently uncertain and rely on assumptions regarding current and future economics and market conditions. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property, thereby reducing our net income. Management also performs a periodic assessment to determine which of our properties are likely to be sold prior to the end of their estimated useful lives. The criteria for determining when a property is held for sale requires judgment and has potential financial statement impact as depreciation would cease and an impairment loss could occur upon determination of held for sale status. For those probable sales, an impairment charge is recorded for any excess of the carrying amount of the property over the estimated fair value less estimated selling costs, thereby reducing our net income.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table presents our results of operations for the years ended December 31, 2021 and 2020, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2021	2020	Change ($)	Change (%)
Revenues
Owned properties	$889,052	$820,699	$68,353	8.3%
On-campus participating properties	31,207	29,906	1,301	4.4%
Third-party development services	10,191	7,543	2,648	35.1%
Third-party management services	11,959	12,436	(477)	(3.8)%
Total revenues	942,409	870,584	71,825	8.3%

Operating expenses (income)
Owned properties	407,648	378,454	29,194	7.7%
On-campus participating properties	14,333	13,521	812	6.0%
Third-party development and management services	20,613	21,700	(1,087)	(5.0)%
General and administrative	45,452	35,774	9,678	27.1%
Depreciation and amortization	275,597	267,703	7,894	2.9%
Ground/facility leases	17,673	13,513	4,160	30.8%
Gain from disposition of real estate	—	(48,525)	48,525	(100.0)%
Other operating expenses	4,533	1,100	3,433	312.1%
Total operating expenses	785,849	683,240	102,609	15.0%

Operating income	156,560	187,344	(30,784)	(16.4)%

Nonoperating income (expenses)
Interest income	1,374	2,939	(1,565)	(53.2)%
Interest expense	(117,793)	(112,507)	(5,286)	4.7%
Amortization of deferred financing costs	(5,824)	(5,259)	(565)	10.7%
Loss from extinguishment of debt	—	(4,827)	4,827	(100.0)%
Other nonoperating income	328	3,507	(3,179)	(90.6)%
Total nonoperating expenses	(121,915)	(116,147)	(5,768)	5.0%

Income before income taxes	34,645	71,197	(36,552)	(51.3)%
Income tax provision	(1,361)	(1,349)	(12)	0.9%
Net income	33,284	69,848	(36,564)	(52.3)%

Net loss attributable to noncontrolling interests	2,205	2,955	(750)	(25.4)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$35,489	$72,803	$(37,314)	(51.3)%

Same Store and New Property Operations

We define our same store property portfolio as owned properties that were owned and operating for both of the full years ended December 31, 2021 and December 31, 2020, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale as of December 31, 2021. It also includes the full operating results of properties owned through joint ventures in which the Company has a controlling financial interest and which are consolidated for financial reporting purposes.

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

A reconciliation of our same store, new property, and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties (1)		Sold/Other Properties (2)		Total - All Properties
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020	2021	2020	2021	2020
Number of properties (3)	157	157	2	2	—	1	159	160
Number of beds (3)	95,365	95,365	6,153	2,496	—	901	101,518	98,762

Revenues	$854,933	$813,182	$34,119	$4,816	$—	$2,701	$889,052	$820,699
Operating expenses	$390,587	$371,732	$16,787	$5,341	$274	$1,381	$407,648	$378,454
(1)Property count does not include the Walt Disney World® Resort project which is counted as one property under development and consists of ten phases, five of which were available for occupancy as of December 31, 2021, with the remaining phases anticipated to be available for occupancy in 2022 and 2023. Bed count includes the beds for the five phases of this project that were available for occupancy as of December 31, 2021.
(2)Does not include the allocation of payroll and other administrative costs related to corporate management and oversight. Includes professional fees related to the operation of consolidated joint ventures that are included in owned properties operating expenses in the accompanying consolidated statements of comprehensive income.
(3)Does not include properties under construction or undergoing redevelopment.

Same Store Properties: The increase in revenues from our same store properties was primarily due to a decrease in COVID-19 related concessions provided during the year ended December 31, 2021 as compared to December 31, 2020, including rent forgiven as a part of our Resident Hardship Program, rent refunds provided to tenants at our on-campus ACE® properties and certain off-campus residence halls, and waived fees. The increase in revenues was also driven by an increase in rental rates and fee income, offset by a slight decrease in weighted average occupancy from 89.3% for the year ended December 31, 2020 to 89.2% for the year ended December 31, 2021. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2021/2022 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2022/2023 academic year at our properties.

The increase in operating expenses for our same store properties was primarily due to the normalization of the Company’s operations in 2021, as compared to the prior year which was significantly impacted by COVID-19. We anticipate that operating expenses for our same store property portfolio for 2022 will increase as compared to 2021 due to increases in property tax and insurance expenses, payroll costs, and general inflationary factors.

New Property Operations:  Our new properties for the year ended December 31, 2021 include development properties that opened for occupancy in 2020 and 2021. These properties are summarized in the table below:

Property	Location	University / Market Served	Beds	Opening Date / Construction Completed

Disney College Program Phase I (ACE)	Orlando, FL	Walt Disney World® Resort	778	May 2020
Currie Hall Phase II (ACE)	Los Angeles, CA	University of Southern California	272	July 2020
Disney College Program Phase II (ACE)	Orlando, FL	Walt Disney World® Resort	849	August 2020
Manzanita Square (ACE)	San Francisco, CA	San Francisco State University	597	August 2020
Disney College Program Phase III (ACE)	Orlando, FL	Walt Disney World® Resort	984	January 2021
Disney College Program Phase IV (ACE)	Orlando, FL	Walt Disney World® Resort	1,521	May 2021
Disney College Program Phase V (ACE)	Orlando, FL	Walt Disney World® Resort	1,152	July 2021
		Total - New Properties	6,153

On-Campus Participating Properties (“OCPP”) Operations

As of December 31, 2021, we had six on-campus participating properties containing 5,230 beds. Revenues from these properties increased by $1.3 million, from $29.9 million for the year ended December 31, 2020, to $31.2 million for the year ended December 31, 2021. The increase is primarily due to COVID-19 related concessions provided in 2020 as well as increases in rental rates, fee income, and summer camp and conference revenue. These increases were offset by a slight decrease in average occupancy from 67.8% for the year ended December 31, 2020, to 66.8% for the year ended December 31, 2021. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2021/2022 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2022/2023 academic year at our OCPPs.

Operating expenses at these properties increased by $0.8 million, from $13.5 million for the year ended December 31, 2020, to $14.3 million for the year ended December 31, 2021. This increase was primarily due to increases in maintenance and utilities expenses as a result of the normalization of operations during 2021. We anticipate that operating expenses for our OCPPs for 2022 will increase as compared to 2021 due to the continued normalization of operations as discussed above.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $2.7 million, from $7.5 million during the year ended December 31, 2020, to $10.2 million for the year ended December 31, 2021.  The increase was primarily due to the commencement of construction of a second phase project at Concordia University, the Lake Campus Housing project at Princeton University, the Kelly Hall Renovation project at Drexel University and the closing of bond financing and commencement of construction of a fifth phase at University of California, Irvine during the current year, which contributed $6.5 million of revenue during the year ended December 31, 2021, as compared to the commencement of construction at the Capitol Campus Housing project at Georgetown University during the prior year which contributed approximately $1.8 million in revenue during the year ended December 31, 2020. This increase was partially offset by a $1.2 million decrease in incentive fees earned during the comparable periods related to cost savings from completed development projects and a $0.8 million decrease related to continued development services revenues for projects that commenced construction in 2018, 2019, and 2020.

Development services revenues are dependent on our ability to successfully be awarded such projects, the amount of the contractual fee related to the project, and the timing and completion of the development and construction of the project. In addition, to the extent projects are completed under budget, we may be entitled to a portion of such savings, which are recognized as revenue when performance has been agreed upon by all parties, or when performance has been verified by an independent third-party. It is possible that projects for which we have deferred pre-development costs will not close and that we will not be reimbursed for such costs. The pre-development costs associated therewith will ordinarily be charged against income for the then-current period. We anticipate that third-party development services revenue will increase in 2022 as compared to 2021 due to a large number of projects in our development pipeline that are anticipated to close and commence construction in 2022, including both newly awarded projects and/or projects previously delayed as a result of COVID-19.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses decreased by approximately $1.1 million, from $21.7 million during the year ended December 31, 2020, to $20.6 million for the year ended December 31, 2021. The decrease was primarily due to a decrease in payroll and security costs related to a decrease in the number of properties managed near Walt Disney World® Resort that are no longer managed, as well as a decrease in the provision for uncollectible accounts related to accounts receivable from third-party development and management projects. We anticipate third-party development and management services expenses will decrease in 2022 as compared to 2021 due to the decrease in the number of managed properties located near Walt Disney World® Resort, as Disney College Program participants transition to the Company's Flamingo Crossings owned development project.

General and Administrative

General and administrative expenses increased by approximately $9.7 million, from $35.8 million during the year ended December 31, 2020, to $45.5 million for the year ended December 31, 2021.  The increase was primarily due to the following items incurred during the year ended December 31, 2021: (i) $2.6 million in accelerated amortization of unvested restricted stock awards due to the retirement of the Company’s President in August 2021; (ii) a $1.3 million increase in consulting, legal, and other related costs incurred in relation to stockholder activism activities over the comparative periods; (iii) a $0.6 million increase in compensation expense related to the appointment of three new Board of Directors members in January 2021; (iv) increases in insurance expense; (v) increases in incentive payroll expenses driven by improved operational performance in 2021; (vi) increases in expenses incurred in connection with enhancements to our operating systems platform; and (vii) other general inflationary factors. We anticipate general and administrative expenses will decrease in 2022 as compared to 2021 due to $4.2 million in expenses incurred in 2021 that were not in the ordinary course of business. This includes $2.6 million in accelerated amortization of unvested restricted stock awards due to the retirement of the Company's President in August 2021 and $1.6 million in consulting, legal, and other related costs incurred in relation to stockholder activism activities in preparation for the Company's annual stockholders' meetings. Excluding any such items incurred in 2022 that are not in the ordinary course of business, the increase in general and administrative expenses in 2022 is anticipated to be inflationary.

Depreciation and Amortization

Depreciation and amortization increased by approximately $7.9 million, from $267.7 million during the year ended December 31, 2020, to $275.6 million for the year ended December 31, 2021.  This increase was primarily due to an increase of $10.7 million related to the completion of construction and opening of owned development properties in 2020 and 2021. This increase was offset by a $2.0 million decrease in depreciation and amortization expense at our same store properties due to assets that became fully amortized or depreciated during the year ended December 31, 2021 and a $0.6 million decrease in depreciation of corporate assets. We anticipate depreciation and amortization expense will decrease in 2022 as compared to 2021 as certain assets at our same store properties will become fully amortized during the year.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $4.2 million from $13.5 million during the year ended December 31, 2020, to $17.7 million for the year ended December 31, 2021. The increase was primarily due to the additional expense incurred at our Disney College Program Project as a result of the reinstatement of the Disney College Program in May 2021 and ACE® development projects that completed construction in 2020. We anticipate ground/facilities leases expense will increase in 2022 as compared to 2021 for the reasons discussed above.

Gain from Disposition of Real Estate

During the year ended December 31, 2020, we sold one owned property containing 901 beds, resulting in a gain from disposition of real estate of approximately $48.5 million. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for additional details.

Other Operating Expenses

Other operating expenses for the year ended December 31, 2021, include a $2.5 million charitable donation to Arizona State University in December 2021 in connection with the joint venture transaction described in Note 6 of the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein and a $2.0 million litigation settlement described in Note 15 of the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein. Other operating expenses for the year ended December 31, 2020, include a $1.1 million litigation settlement. We do not anticipate similar expenses in 2022 as those incurred in 2021 were not in the ordinary course of business.

Interest Income

Interest income decreased by approximately $1.5 million, from $2.9 million during the year ended December 31, 2020, to $1.4 million for the year ended December 31, 2021. The decrease was primarily due to the early repayment of a note receivable in October 2020. Refer to Note 2 in the accompanying Notes to the Consolidated Financial Statements contained in Item 8 for additional details regarding the early repayment of the note receivable. We anticipate interest income will remain constant in 2022 as compared to 2021.

Interest Expense

Interest expense increased by approximately $5.3 million, from $112.5 million during the year ended December 31, 2020, to $117.8 million for the year ended December 31, 2021. The increase was primarily due to $9.0 million of additional interest incurred related to our offerings of unsecured notes in January 2020, June 2020, and October 2021, which is net of a reduction in interest expense related to the early repayment of unsecured notes in January 2020 that were originally scheduled to mature in October 2020, as well as a $3.5 million decrease in capitalized interest, which is based on the timing of completion of our owned development pipeline. These items were offset by: (i) a $3.6 million decrease due to the pay-off of mortgage debt; (ii) a $2.8 million decrease in interest expense on our revolving credit facility due to a decrease in LIBOR rates and a decrease in the spread, which changed from 1.0% to 0.85% as a part of the renewal of the facility in May 2021; and (iii) a $0.6 million decrease related to our OCPPs driven by the refinance of the mortgage loan on one OCPP property that was swapped to a fixed rate as well as scheduled principal payments on OCPP debt. We anticipate interest expense will increase in 2022 as compared to 2021 due to a full year of interest expense related to the unsecured notes issued in October 2021 and a decrease in capitalized interest related to the delivery of additional phases of our owned development project located at Walt Disney World® Resort.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased by approximately $0.5 million, from $5.3 million during the year ended December 31, 2020, to $5.8 million for the year ended December 31, 2021. This increase was primarily due to an $0.8 million increase associated with the renewal of our revolving credit facility in May 2021, the issuance of unsecured notes in June 2020 and October 2021, and the refinance of a mortgage loan at one of our OCPPs in January 2021. We anticipate amortization of deferred financing costs will increase in 2022 as compared to 2021 due to the reason discussed above.

Loss from Extinguishment of Debt

During the year ended December 31, 2020, we recognized a $4.8 million loss on the extinguishment of debt related to the early redemption of our $400 million 3.35% Senior Notes due October 2020. The redemption was funded using net proceeds from the Operating Partnership’s closing of a $400 million offering of senior unsecured notes under its existing shelf registration in January 2020. Refer to Note 8 in the accompanying Notes to the Consolidated Financial Statements contained in Item 8 for additional details regarding the Company's debt.

Other Nonoperating Income

Other nonoperating income decreased by approximately $3.2 million, from $3.5 million during the year ended December 31, 2020, to $0.3 million for the year ended December 31, 2021. This decrease was primarily due to a $2.1 million gain associated with the write-off of the unamortized discount due to the early repayment of a note receivable in October 2020 and a $1.1 million gain related to the settlement of a litigation matter recognized during the year ended December 31, 2020.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests represents consolidated joint venture partners’ share of net loss, as well as net loss allocable to OP unitholders. Net loss attributable to noncontrolling interests decreased by $0.8 million, from $3.0 million for the year ended December 31, 2020, to $2.2 million for the year ended December 31, 2021. The decrease in the net loss is due to improved operational performance at the properties in the joint ventures during the year ended December 31, 2021 compared to the year ended December 31, 2020 which was impacted by COVID-19. Refer to Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for additional details. In 2022, we anticipate net income attributable to noncontrolling interests as compared to a net loss attributable to noncontrolling interests in 2021 primarily due to the closing of an additional joint venture transaction on December 31, 2021, as described in Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, as well as improved operating performance at the properties in previously existing joint ventures.

Comparison of the Years Ended December 31, 2020 and 2019

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 32 through 36 of the Form 10-K for the fiscal year ended December 31, 2020 is incorporated herein by reference.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of December 31, 2021, we had $134.7 million in cash, cash equivalents, and restricted cash as compared to $74.0 million in cash, cash equivalents, and restricted cash as of December 31, 2020.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our accompanying consolidated statements of cash flows included in Item 8 herein.

Operating Activities: For the year ended December 31, 2021, net cash provided by operating activities was approximately $334.8 million, as compared to approximately $351.1 million for the year ended December 31, 2020, a decrease of approximately $16.3 million.  This decrease was due to the timing of the collection of receivables related to properties with master lease agreements and increases in receivables due to increased activity related to our third-party development projects. This decrease was partially offset by improved operating results at our properties during the year ended December 31, 2021, due to the normalization of operations at our owned properties, a decrease in COVID-19 related concessions, increases in occupancy and rental rates for the 2021/2022 academic year, and the recommencement of the Disney College Program in 2021.

Investing Activities: Investing activities utilized approximately $239.4 million and $207.4 million for the years ended December 31, 2021 and 2020, respectively.  The $32.0 million increase in cash utilized in investing activities was a result of the following: (i) $146.1 million in proceeds from the disposition of one property during the year ended December 31, 2020, as compared to no dispositions of properties during the year ended December 31, 2021; (ii) $45.4 million in cash proceeds from the early repayment of a note receivable in October 2020, as compared to no such repayments during the year ended December 31, 2021; and (iii) a $12.9 million increase in cash used for capital expenditures at our owned and on-campus participating properties. These increases in cash utilized were partially offset by a $156.4 million decrease in cash used to fund the construction of our owned development properties and an $8.8 million decrease in cash paid to acquire land parcels.

Financing Activities: For the year ended December 31, 2021, net cash utilized by financing activities totaled approximately $34.7 million, as compared to net cash utilized by financing activities of $151.1 million for the year ended December 31, 2020.  The $116.4 million decrease in cash utilized by financing activities was primarily due to the following: (i) a $268.2 million increase in contributions from noncontrolling partners primarily due to $273.6 million in proceeds related to the ACC / HS Joint Venture Transaction during the year ended December 31, 2021, as compared to $5.4 million in proceeds from the Nashville Joint Venture transaction during the year ended December 31, 2020; (ii) a $77.2 million decrease in cash paid to purchase the remaining ownership interest in two properties held in a joint venture during the year ended December 31, 2020, as compared to no such purchase during the year ended December 31, 2021; (iii) $58.9 million in net proceeds from the sale of common stock during the year ended December 31, 2021; and (iv) a $24.7 million decrease in net pay-offs of mortgage debt. These decreases in cash utilized by financing activities were primarily offset by the following: (i) a $311.2 million decrease in net borrowings of unsecured debt and (ii) $1.4 million of transaction costs associated with the closing of the ACC / HS Joint Venture Transaction.

Liquidity Needs, Sources, and Uses of Capital

In May 2021, the Company renewed its $1.0 billion revolving credit facility ("Credit Facility"). The Credit Facility now matures in May 2025 and demonstrates the Company’s commitment to Environmental, Social, and Governance (“ESG”) practices with sustainability-linked pricing, whereby the borrowing rate improves if the Company meets certain ESG performance targets. The Credit Facility also includes two 6-month extension options and an accordion feature that allows the Company to expand the Credit Facility by up to an additional $500 million, subject to the satisfaction of certain conditions. Borrowing rates float at a margin over LIBOR plus an annual facility fee with spreads reflecting current market terms. Both the margin and the facility fee are priced on a grid that is tied to the Company’s credit rating. Based on the Company’s current Baa2/BBB rating, the annual facility fee is 20 basis points and the LIBOR margin is 85 basis points, a reduction of 15 basis points from previous pricing levels. Refer to Note 8 in the accompanying Notes to the Consolidated Financial Statements contained in Item 8 for additional information.

During the year ended December 31, 2021, the Company sold 1,216,600 shares of common stock under the ATM program at a weighted average price of $49.05 per share, for net proceeds of approximately $58.9 million. The proceeds were primarily used to repay borrowings on the Company’s Credit Facility. As of December 31, 2021, total gross proceeds of $59.7 million have been raised under the Company’s current ATM program, leaving approximately $440.3 million of capacity. Refer to Note 9 in the accompanying Notes to the Consolidated Financial Statements contained in Item 8 for additional information.

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

As of December 31, 2021, our short-term and long-term liquidity needs included, but were not limited to, the following:
(i)scheduled interest payments on outstanding debt due in 2022 of approximately $119.8 million and approximately $505.2 million due beyond the next twelve months, assuming no modifications of the debt outstanding as of December 31, 2021;
(ii)estimated development costs of approximately $28.6 million in 2022 and approximately $4.1 million in 2023 related to the completion of construction of the Disney College Program development project;
(iii)debt maturities and scheduled principal payments as described in the debt maturities table in Note 8 of the accompanying Notes to the Consolidated Financial Statements contained in Item 8, assuming no modifications of the debt outstanding as of December 31, 2021;
(iv)the future minimum lease payments described in Note 14 of the accompanying Notes to the Consolidated Financial Statements contained in Item 8;
(v)interest on our Credit Facility, which varies based on the timing of draws and paydowns as well as fluctuations in LIBOR, and had no balance at December 31, 2021;
(vi)funds for other owned development projects that could potentially commence construction;
(vii)potential future property or land acquisitions as well as potential joint venture transactions; and
(viii)recurring capital expenditures.

We expect to meet our short-term and long-term liquidity requirements by:

(i)utilizing current cash on hand and net cash provided by operations;
(ii)borrowing under our Credit Facility, which had availability of $1.0 billion as of December 31, 2021;
(iii)accessing the unsecured bond market;
(iv)exercising debt extension options to the extent they are available;
(v)refinance, renew, or modifying existing debt to more favorable terms;
(vi)issuing securities, including common stock, under our ATM Equity Program discussed more fully in Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, or otherwise; and
(vii)potentially disposing of properties and/or selling ownership interests in existing properties through joint venture arrangements, depending on market conditions.

Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings, our credit capacity, and the perception of lenders regarding our long or short-term financial prospects.

We may seek additional funds to undertake initiatives not contemplated by our business plan or to obtain additional cushion against possible shortfalls. We also may pursue additional financing as opportunities arise. Future financings may include a range of different sizes or types of financing, including the incurrence of additional secured debt and the sale of additional debt or equity securities. These funds may not be available on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions, our future creditworthiness, and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the agreements governing our unsecured credit facility and unsecured notes. These financings could increase our level of indebtedness or result in dilution to our equity holders.

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

On January 24, 2022, our Board of Directors declared a distribution of $0.47 per share, which was paid on February 25, 2022, to all common stockholders of record as of February 4, 2022. Assuming similar dividend distributions for the remainder of 2022, our annualized dividend rate would be $1.88 per share.

Indebtedness

A summary of our consolidated indebtedness as of December 31, 2021 is as follows. Refer to Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a detailed discussion of our indebtedness.

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	$536,506	15.2%	4.1%	6.6 Years
Unsecured	3,000,000	84.8%	3.3%	5.2 Years
Total consolidated debt	$3,536,506	100.0%	3.5%	5.4 Years

Fixed rate debt
Secured
Project-based taxable bonds	$14,695	0.4%	7.5%	3.1 Years
Mortgage	520,888	14.7%	4.0%	6.6 years
Unsecured
April 2013 Notes	400,000	11.3%	3.8%	1.3 Years
June 2014 Notes	400,000	11.3%	4.1%	2.5 Years
October 2017 Notes	400,000	11.3%	3.6%	5.9 Years
June 2019 Notes	400,000	11.3%	3.3%	4.5 Years
January 2020 Notes	400,000	11.3%	2.9%	8.1 Years
June 2020 Notes	400,000	11.3%	3.9%	9.1 Years
October 2021 Notes	400,000	11.3%	2.3%	7.1 Years
Term loans	200,000	5.7%	2.5%	.5 Years
Total - fixed rate debt	3,535,583	99.9%	3.5%	5.4 Years

Variable rate debt
Secured mortgage	923	0.1%	2.6%	23.6 years
Unsecured revolving credit facility (2)	—	—%	—%	3.4 Years
Total - variable rate debt	923	0.1%	2.6%	23.6 Years
Total consolidated debt	$3,536,506	100.0%	3.5%	5.4 Years

(1)Represents stated interest rate and does not include the effect of the amortization of deferred financing costs, debt premiums and discounts, OIDs, and interest rate swap terminations.
(2)The Company's Credit Facility is excluded from the table above as the principal balance was zero as of December 31, 2021. Refer to Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion.

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

American Campus Communities Operating Partnership, LP (the “Subsidiary Issuer") has issued the unsecured notes described in the Unsecured Notes section of Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 8. The Unsecured Notes are fully and unconditionally guaranteed by the Company, and the Subsidiary Issuer is 99.6% owned, directly or indirectly, by the Company. The guarantees are direct senior unsecured obligations of the Company and rank equally in right of payment with all other senior unsecured indebtedness of the Company from time to time outstanding. Furthermore, the Company’s guarantees will be effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity the Company accounts for under the equity method of accounting). In addition, under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee, such as the guarantee provided by the Company, could be voided, and payment thereon could be required to be returned to the guarantor or to a fund for the benefit of the creditors of the guarantor, under certain circumstances.

The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of December 31, 2021, the Operating Partnership was in compliance with all such covenants.

Capital Expenditures

We distinguish between the following five categories of capital expenditures:

Non-recurring and other capital expenditures represent the addition of features or amenities that did not exist at the property but were deemed necessary to remain competitive within a specific market. This category also includes items considered infrequent or extraordinary in nature.

Recurring capital expenditures represent additions that are recurring in nature to maintain a property’s income, value, and competitive position within the market. Recurring capital expenditures typically include, but are not limited to, appliances, furnishings, carpeting, and flooring, HVAC equipment, and kitchen/bath cabinets. Maintenance and repair costs incurred throughout the year, including those incurred during our annual turn process due to normal wear and tear by residents, are expensed as incurred.

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

Capital expenditures at our owned properties are set forth below:

	As of and for the Year Ended December 31,
	2021	2020	2019
Non-recurring and other	$32,260	$23,708	$22,412
Recurring	23,104	20,799	21,321
Renovations and strategic repositioning	13,593	13,009	20,029
Acquisition-related	—	750	5,543
Disposition-related (1)	—	46	1,541
Total	$68,957	$58,312	$70,846

Average beds (2)	100,435	96,568	93,343
Average recurring capital expenditures per bed	$230	$215	$228
(1)Includes properties sold during 2020 and 2019. Also includes one property that was in receivership until July 2019 when it was transferred to the lender in settlement of the property’s mortgage loan that matured in August 2017. Historical capital expenditures for these properties have been reclassified for all periods presented.
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

We also believe it is meaningful to present a measure we refer to as FFO-Modified ("FFOM"), which reflects certain adjustments related to the economic performance of our on-campus participating properties, and other items, as we determine in good faith that do not reflect our core operations on a comparative basis. Under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal), and capital expenditures.  A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.  Therefore, unlike the ownership of our owned properties, the unique features of our ownership interest in our on-campus participating properties cause the value of these properties to diminish over time.  For example, since the ground/facility leases under which we operate the participating properties require the reinvestment from operations of specified amounts for capital expenditures and for the repayment of debt while our interest in these properties terminates upon the repayment of the debt, such capital expenditures do not increase the value of the property to us and mortgage debt amortization only increases the equity of the ground lessor. Accordingly, we believe it is meaningful to modify FFO to exclude the operations of our on-campus participating properties and to consider their impact on our performance by including only that portion of our revenues from those properties that are reflective of our share of net cash flow and the management fees that we receive, both of which increase and decrease with the operating performance of the properties.  This narrower measure of performance measures our profitability for these properties in a manner that is similar to the measure of our profitability from our third-party services business where we similarly incur no initial or ongoing capital investment in a property and derive only consequential benefits from capital expenditures and debt amortization. We believe, however, that this narrower measure of performance is inappropriate in traditional real estate ownership structures where debt amortization and capital expenditures enhance the property owner’s long-term profitability from its investment.

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

The following table presents a reconciliation of our net income attributable to common shareholders to FFO and FFOM:

	Year Ended December 31,
	2021	2020	2019
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$35,489	$72,803	$84,969
Noncontrolling interests' share of net (loss) income	(2,205)	(2,955)	1,793

Joint Venture ("JV") partners' share of FFO
JV partners' share of net loss (income)	2,382	3,259	(1,398)
JV partners' share of depreciation and amortization	(7,598)	(7,747)	(8,644)
	(5,216)	(4,488)	(10,042)

(Gain) loss from disposition of real estate, net	—	(48,525)	53
Elimination of provision for real estate impairment	—	—	3,201
Total depreciation and amortization	275,597	267,703	275,046
Corporate depreciation (1)	(2,871)	(3,450)	(4,728)
FFO attributable to common stockholders and OP unitholders	300,794	281,088	350,292

Elimination of operations of OCPPs
Net income from OCPPs	(4,922)	(3,716)	(6,587)
Amortization of investment in OCPPs	(8,039)	(8,015)	(8,380)
	287,833	269,357	335,325
Modifications to reflect operational performance of OCPPs
Our share of net cash flow (2)	2,026	1,359	3,067
Management fees and other	2,015	1,873	2,249
Contribution from OCPPs	4,041	3,232	5,316

Transaction costs (3)	—	—	598
Elimination of provision for impairment of intangible asset (4)	—	—	14,013
Elimination of FFO from property in receivership (5)	—	—	1,912
Elimination of loss (gain) from extinguishment of debt, net (6)	—	4,827	(20,992)
Elimination of gain from early repayment of loan receivable	—	(2,136)	—
Executive retirement charges (7)	2,588	—	—
Elimination of charitable donation (8)	2,500	—	—
Elimination of litigation settlements (9)	2,033	—	—
Stockholder engagement and other proxy advisory costs (10)	1,558	215	—
FFOM attributable to common stockholders and OP unitholders	$300,553	$275,495	$336,172

FFO per share – diluted	$2.15	$2.02	$2.52

FFOM per share – diluted	$2.14	$1.98	$2.42

Weighted-average common shares outstanding - diluted	140,207,352	139,214,147	138,860,311
(1)Represents depreciation on corporate assets not added back for purposes of calculating FFO.
(2)50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal), and capital expenditures which is included in ground/facility leases expense in the accompanying consolidated statements of comprehensive income. During the year ended December 31, 2020, the Company waived its right to one property's 50% share of the net cash flow for the 2019/2020 academic year, which resulted in a $0.6 million reversal of contribution from OCPPs.
(3)Represents transaction costs incurred in connection with the closing of presale development transactions.
(4)Represents a non-cash impairment charge for an intangible asset related to a property tax incentive arrangement at one owned property.
(5)Represents FFO for an owned property that was transferred to the lender in July 2019 in settlement of the property's mortgage loan.
(6)The year ended December 31, 2020 amount represents the loss associated with the January 2020 redemption of the Company's $400 million 3.35% Senior Notes originally scheduled to mature in October 2020. The year ended December 31, 2019 amount represents the gain on the extinguishment of debt associated with a property that was transferred to the lender in settlement of the property's mortgage loan in July 2019.
(7)Represents accelerated amortization of unvested restricted stock awards due to the retirement of the Company's President in August 2021, which is included in general and administrative expenses in the accompanying consolidated statements of comprehensive income.
(8)Represents a charitable donation to Arizona State University (ASU) in connection with the closing of a joint venture transaction in December 2021, which is included in other operating expenses in the accompanying consolidated statements of comprehensive income. Refer to Note 6 in the accompanying Notes to the Consolidated Financial Statements contained in Item 8 for additional information.

(9)Represents expenses or gains associated with the settlement of litigation matters, which are included in other operating expenses and other nonoperating income, respectively, in the accompanying consolidated statements of comprehensive income.
(10)Represents consulting, legal, and other related costs incurred in relation to stockholder activism activities in preparation for the Company’s 2021 and 2022 annual stockholders' meetings, which are included in general and administrative expenses in the accompanying consolidated statements of comprehensive income.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks inherent in our operations. These risks generally arise from transactions entered into in the normal course of business. Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of December 31, 2021, 30.5% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps, which mitigate our interest rate risk on a related financial instrument and effectively fix the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instrument agreements or other financial instrument agreements for trading or other speculative purposes. As of December 31, 2021, 99.9% of our outstanding debt was subject to fixed rates after considering related derivative instruments. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. Refer to Notes 8 and 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion related to our debt and derivative instruments and hedging activities.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations. Weighted average variable rates are based on rates in effect as of December 31, 2021.

	2022	2023	2024	2025	2026	Total Thereafter	Total / Weighted Average	Fair Value Liability
Long-term debt
Fixed rate (1)	$200,000	$406,485	$530,825	$6,345	$400,000	$1,991,928	$3,535,583	$3,669,267	(2)
Average interest rate	2.5%	3.8%	4.2%	7.6%	3.7%	3.3%	3.5%
Variable rate (3)	—	—	—	—	—	$923	$923	$923	(4)
Average interest rate (5)	—%	—%	—%	—%	—%	2.6%	2.6%
(1)Includes variable rate debt that has been swapped to a fixed rate as of December 31, 2021. Also includes one $37.5 million variable rate mortgage loan with a stated interest rate of 2.61% (0.11% + 2.50% spread) that was swapped to a fixed rate until October 2022.
(2)For information on the methodology used to determine the fair value, refer to Note 13 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein.
(3)At December 31, 2021, variable debt included the Company’s Credit Facility which had a zero principal balance and $0.9 million of mortgage debt at one of our on-campus participating properties.
(4)The carrying value of variable rate debt approximates fair value due to the variable rate interest feature of the instruments.
(5)The facility fee associated with the Company's Credit Facility is excluded from the table above as the principal balance was zero as of December 31, 2021. Refer to Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion.

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

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing our internal control environment to ensure that our controls continue to be designed effectively and continue to operate effectively.

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

Our management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2021.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

Item 9B.  Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this Item 10 is incorporated by reference from our definitive Proxy Statement, which we currently expect to file on or before March 31, 2022 in connection with the Annual Meeting of Stockholders expected to be held May 4, 2022.

Item 11.  Executive Compensation

Information with respect to this Item 11 is incorporated by reference from our definitive Proxy Statement, which we currently expect to file on or before March 31, 2022 in connection with the Annual Meeting of Stockholders expected to be held May 4, 2022.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to security ownership of management and certain beneficial owners of the Company’s common stock with respect to this Item 12 is incorporated by reference from our definitive Proxy Statement, which we currently expect to file on or before March 31, 2022 in connection with the Annual Meeting of Stockholders expected to be held May 4, 2022, to the extent not set forth below.

The Company maintains the American Campus Communities, Inc. Incentive Award Plan (the “Plan”), as discussed in more detail in Note 11 in the accompanying Notes to Consolidated Financial Statements in Item 8.

As of December 31, 2021, the total units and shares issued under the Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,210,876	(1)	n/a	2,202,059
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a
(1)Consists of restricted stock awards granted to executive officers and certain employees and common units of limited partnership interest in the Operating Partnership.

Item 13.  Certain Relationships, Related Transactions, and Director Independence

Information with respect to this Item 13 is incorporated by reference from our definitive Proxy Statement, which we currently expect to file on or before March 31, 2022 in connection with the Annual Meeting of Stockholders expected to be held May 4, 2022.

Item 14.  Principal Accountant Fees and Services

Information with respect to this Item 14 is incorporated by reference from our definitive Proxy Statement, which we currently expect to file on or before March 31, 2022 in connection with the Annual Meeting of Stockholders expected to be held May 4, 2022.

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

4.11
American Campus Communities Operating Partnership LP 2.250% Senior Note due 2029. Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on October 7, 2021.

4.12	Form of Guarantee of American Campus Communities, Inc. of Senior Debt Securities. Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 3, 2013.

4.13	Form of Registration Rights and Lock-Up Agreement, dated as of March 1, 2006, between American Campus Communities, Inc. and each of the persons who are signatory thereto. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

4.14	Form of Registration Rights and Lock-Up Agreement, dated as of September 14, 2012, between American Campus Communities, Inc., American Campus Communities Operating Partnership, L.P. and each of the persons who are signatories thereto. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) for the quarter ended September 30, 2012.

4.15	Letter Agreement Regarding Issuance of OP Units, dated September 26, 2013, between Hallmark Student Housing Lexington, LLC, on one hand, and ACC OP (Lexington) LLC and American Campus Communities Operating Partnership, L.P., on the other hand. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) for the quarter ended September 30, 2013.

4.16	Description of American Campus Communities, Inc. Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934.

10.1	Form of Amended and Restated Partnership Agreement of American Campus Communities Operating Partnership LP. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.2	Form of First Amendment to Amended and Restated Agreement of Limited Partnership of American Campus Communities Operating Partnership LP, dated as of March 1, 2006, between American Campus Communities Holdings LLC and those persons who have executed such amendment as limited partners. Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

10.3*	American Campus Communities, Inc. 2004 Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.4*	Amendment No. 1 to American Campus Communities, Inc. 2004 Incentive Award Plan. Incorporated by reference to Exhibit 99.7 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 5, 2007.

10.5*	Amendment No. 2 to American Campus Communities, Inc. 2004 Incentive Award Plan. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 11, 2008.

10.6*	American Campus Communities, Inc. 2010 Incentive Award Plan. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 7, 2010.

10.7*	American Campus Communities, Inc. 2018 Incentive Award Plan. Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 (Registration No. 333-224656) of American Campus Communities, Inc.

10.8*	American Campus Communities Services, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2020. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on November 22, 2019.

10.9	Form of PIU Grant Notice (including Registration Rights). Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.10	Form of PIU Grant Notice (including Registration Rights), dated as of August 20, 2007. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on August 23, 2007.

10.11	Form of Indemnification Agreement between American Campus Communities, Inc. and certain of its directors and officers. Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.12	Form of Employment Agreement between American Campus Communities, Inc. and William C. Bayless, Jr. Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.13	Amendment No. 1 to Employment Agreement, dated as of April 28, 2005, between American Campus Communities, Inc. and William C. Bayless, Jr. Incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.14	Amendment No. 2 to Employment Agreement, dated as of November 1, 2007, between American Campus Communities, Inc. and William C. Bayless, Jr. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 5, 2007.

10.15	Third Amendment to Employment Agreement, dated as of March 23, 2010, between William C. Bayless, Jr. and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 24, 2010.

10.16	Fourth Amendment to Employment Agreement, dated as of January 10, 2017, between American Campus Communities, Inc. and William C. Bayless, Jr. Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on January 10, 2017.

10.17	Fifth Amendment to Employment Agreement, dated as of February 24, 2021, between American Campus Communities, Inc. and William C. Bayless, Jr. Incorporated by reference to Exhibit 99.7 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on February 26, 2021.

10.18
Sixth Amendment to Employment Agreement, dated as of August 24, 2021, between American Campus Communities, Inc. and William C. Bayless, Jr. Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on August 26, 2021.

10.19	Employment Agreement, dated as of May 4, 2011, between William W. Talbot and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 21, 2013.

10.20	First Amendment to Employment Agreement, dated as of November 2, 2012, between William W. Talbot and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 21, 2013.

10.21	Employment Agreement, dated as of May 4, 2011, between Daniel B. Perry and American Campus Communities, Inc. Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. (File No. 333-181102-01) for the year ended December 31, 2014.

10.22	First Amendment to Employment Agreement, dated as of November 2, 2012, between Daniel B. Perry and American Campus Communities, Inc. Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. (File No. 333-181102-01) for the year ended December 31, 2014.

10.23	Second Amendment to Employment Agreement, dated as of January 10, 2017, between American Campus Communities, Inc. and Daniel B. Perry. Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on January 10, 2017.

10.24	Employment Agreement, dated as of October 16, 2013, between American Campus Communities, Inc. and Jennifer Beese. Incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K of American Campus
Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No.
333-181102-01) for the year ended December 31, 2017.

10.25	First Amendment to Employment Agreement, dated as of January 10, 2017, between American Campus Communities, Inc. and Jennifer Beese. Incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) for the year ended December 31, 2017.

10.26	Second Amendment to Employment Agreement, dated as of August 24, 2021, between American Campus Communities, Inc. and Jennifer Beese. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on August 26, 2021.

10.27	Employment Agreement, dated as of May 6, 2015, between American Campus Communities, Inc. and Kim K. Voss.

10.28	First Amendment to Employment Agreement, dated as of January 10, 2017, between American Campus Communities, Inc. and Kim K. Voss.

10.29	Form of Confidentiality and Noncompetition Agreement. Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.30	Sixth Amended and Restated Credit Agreement, dated as of May 12, 2021, among American Campus Communities Operating Partnership LP, as Borrower; American Campus Communities, Inc., as Parent Guarantor; any Additional Guarantors (as defined therein) acceding thereto pursuant to Section 7.05 thereof; the banks, financial institutions and other lenders listed on the signature pages thereof as the Initial Lenders, Initial Issuing Bank and Swing Line Bank; KeyBank National Association, as Administrative Agent; KeyBanc Capital Markets Inc., J.P. Morgan Securities LLC and Capital One National Association, as Joint Lead Arrangers; JPMorgan Chase Bank, N.A. and Capital One National Association, as Co-Syndication Agents; Bank of America, N.A., U.S. Bank National Association and Regions Bank, as Co-Documentation Agents; and PNC Capital Markets LLC, as Sustainability Agent. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 14, 2021.

10.31	Form of Tax Matters Agreement, dated as of March 1, 2006, among American Campus Communities Operating Partnership LP, American Campus Communities, Inc., American Campus Communities Holdings LLC and each of the limited partners of American Campus Communities Operating Partnership LP who have executed a signature page thereto. Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

10.32	Equity Distribution Agreement, dated May 3, 2021, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and BofA Securities, Inc., on the other hand. Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 7, 2021.

10.33	Equity Distribution Agreement, dated May 3, 2021, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and Deutsche Bank Securities Inc., on the other hand. Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 7, 2021.

10.34	Equity Distribution Agreement, dated May 3, 2021, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and J.P. Morgan Securities LLC, on the other hand. Incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 7, 2021.

10.35	Equity Distribution Agreement, dated May 3, 2021, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and KeyBanc Capital Markets Inc., on the other hand. Incorporated by reference to Exhibit 1.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 7, 2021.

10.36	Cooperation Agreement, date as of January 27, 2021, between American Campus Communities, Inc., on one hand, and Land & Buildings Capital Growth Fund, LP, L & B Real Estate Opportunity Fund, LP, Land & Buildings GP LP, L&B Opportunity Fund, LLC, Land & Buildings Investment Management, LLC and Jonathan Litt, on the other hand. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on January 28, 2021.

21.1	List of Subsidiaries of the Registrant.

22.1	List of Subsidiary Issuer Guarantees

23.1	Consent of Ernst & Young LLP - American Campus Communities, Inc.

31.1	American Campus Communities, Inc. - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	American Campus Communities, Inc. - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	American Campus Communities, Inc. - Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	American Campus Communities, Inc. - Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates management compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 28, 2022

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Bayless, Jr.		February 28, 2022
William C. Bayless, Jr.	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Daniel B. Perry		February 28, 2022
Daniel B. Perry	Executive Vice President, Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer)

/s/ Kim K. Voss		February 28, 2022
Kim K. Voss	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Cydney C. Donnell		February 28, 2022
Cydney Donnell	Chair of the Board of Directors

/s/ Herman Bulls		February 28, 2022
Herman Bulls	Director

/s/ Mary C. Egan		February 28, 2022
Mary C. Egan	Director

/s/ G. Steven Dawson		February 28, 2022
G. Steven Dawson	Director

/s/ Alison Hill		February 28, 2022
Alison Hill	Director

/s/ Craig Leupold		February 28, 2022
Craig Leupold	Director

/s/ Oliver Luck		February 28, 2022
Oliver Luck	Director

/s/ C. Patrick Oles, Jr.		February 28, 2022
C. Patrick Oles, Jr.	Director

/s/ John T. Rippel		February 28, 2022
John T. Rippel	Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of American Campus Communities, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets
Description of the Matter
As more fully described in Note 2 to the consolidated financial statements, on a periodic basis, management assessed whether there were any indicators that the value of the Company’s investments in real estate were impaired. Management evaluated whether there was an impairment in the value of the Company’s investments in real estate when events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. The Company identified indicators of impairment for certain long-lived assets and thus, further analyzed such for impairment using an undiscounted cash flow model. Upon assessment, the Company concluded that aggregate future undiscounted cash flows to be generated by each property were greater than the respective carrying values. For the year ended December 31, 2021, the Company determined that there were no impairments of the carrying values of its investments in real estate held for use.

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
February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of American Campus Communities, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited American Campus Communities, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Campus Communities, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Austin, Texas
February 28, 2022

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets

Investments in real estate
Owned properties, net	$6,676,811	$6,721,744
On-campus participating properties, net	65,559	69,281
Investments in real estate, net	6,742,370	6,791,025

Cash and cash equivalents	120,351	54,017
Restricted cash	14,326	19,955
Student contracts receivable, net	14,187	11,090
Operating lease right of use assets	456,239	457,573
Other assets	227,113	197,500

Total assets	$7,574,586	$7,531,160

Liabilities and equity

Liabilities
Secured mortgage and bond debt, net	$535,836	$646,827
Unsecured notes, net	2,773,855	2,375,603
Unsecured term loan, net	199,824	199,473
Unsecured revolving credit facility	—	371,100
Accounts payable and accrued expenses	93,067	85,070
Operating lease liabilities	496,821	486,631
Other liabilities	173,898	185,352
Total liabilities	4,273,301	4,350,056

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests	31,858	24,567

Equity
American Campus Communities, Inc. and Subsidiaries stockholders’ equity
Common stock, $0.01 par value, 800,000,000 shares authorized, 139,064,213 and 137,540,345 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1,391	1,375
Additional paid in capital	4,694,242	4,472,170
Common stock held in rabbi trust, 92,700 and 91,746 shares at December 31, 2021 and December 31, 2020, respectively	(3,943)	(3,951)
Accumulated earnings and dividends	(1,559,765)	(1,332,689)
Accumulated other comprehensive loss	(14,547)	(22,777)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,117,378	3,114,128
Noncontrolling interests – partially owned properties	152,049	42,409
Total equity	3,269,427	3,156,537

Total liabilities and equity	$7,574,586	$7,531,160

Consolidated variable interest entities’ assets and liabilities included in the above balances

Investments in real estate, net	$819,795	$592,787
Cash, cash equivalents, and restricted cash	$46,234	$41,248
Other assets	$23,743	$13,078
Secured mortgage debt, net	$404,790	$410,837
Accounts payable, accrued expenses, and other liabilities	$52,407	$46,645
See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Owned properties	$889,052	$820,699	$880,709
On-campus participating properties	31,207	29,906	36,346
Third-party development services	10,191	7,543	13,051
Third-party management services	11,959	12,436	12,936
Total revenues	942,409	870,584	943,042

Operating expenses (income)
Owned properties	407,648	378,454	390,664
On-campus participating properties	14,333	13,521	15,028
Third-party development and management services	20,613	21,700	19,915
General and administrative	45,452	35,774	31,081
Depreciation and amortization	275,597	267,703	275,046
Ground/facility leases	17,673	13,513	14,151
(Gain) loss from disposition of real estate, net	—	(48,525)	53
Provision for impairment	—	—	17,214
Other operating expenses	4,533	1,100	—
Total operating expenses	785,849	683,240	763,152

Operating income	156,560	187,344	179,890

Nonoperating income (expenses)
Interest income	1,374	2,939	3,686
Interest expense	(117,793)	(112,507)	(111,287)
Amortization of deferred financing costs	(5,824)	(5,259)	(5,012)
(Loss) gain from extinguishment of debt, net	—	(4,827)	20,992
Other nonoperating income	328	3,507	—
Total nonoperating expenses	(121,915)	(116,147)	(91,621)

Income before income taxes	34,645	71,197	88,269
Income tax provision	(1,361)	(1,349)	(1,507)
Net income	33,284	69,848	86,762
Net loss (income) attributable to noncontrolling interests	2,205	2,955	(1,793)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$35,489	$72,803	$84,969

Other comprehensive income (loss)
Change in fair value of interest rate swaps and other	8,230	(5,831)	(12,549)
Comprehensive income	$43,719	$66,972	$72,420

Net income per share attributable to ACC, Inc. and Subsidiaries common stockholders
Basic	$0.24	$0.51	$0.61
Diluted	$0.24	$0.51	$0.60
Weighted-average common shares outstanding
Basic	138,503,705	137,588,964	137,295,837
Diluted	139,703,635	138,710,430	138,286,778

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests - Partially Owned Properties	Total
Equity, December 31, 2018	136,967,286	$1,370	$4,458,240	69,603	$(3,092)	$(971,070)	$(4,397)	$65,750	$3,546,801
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(14,350)	—	—	—	—	—	(14,350)
Amortization of restricted stock awards and vesting of restricted stock units	18,318	—	13,617	—	—	—	—	—	13,617
Vesting of restricted stock awards	180,961	2	(3,977)	—	—	—	—	—	(3,975)
Distributions to common and restricted stockholders ($1.87 per common share)	—	—	—	—	—	(258,620)	—	—	(258,620)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	924	924
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(8,425)	(8,425)
Change in ownership of consolidated subsidiary	—	—	(1,544)	—	—	—	—	(15,261)	(16,805)
Conversion of common and preferred operating partnership units to common stock	168,584	1	6,076	—	—	—	—	—	6,077
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	610	—	610
Termination of interest rate swaps	—	—	—	—	—	—	(13,159)	—	(13,159)
Deposits to deferred compensation plan, net of withdrawals	(8,325)	—	394	8,325	(394)	—	—	—	—
Net income	—	—	—	—	—	84,969	—	1,010	85,979
Equity, December 31, 2019	137,326,824	$1,373	$4,458,456	77,928	$(3,486)	$(1,144,721)	$(16,946)	$43,998	$3,338,674
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	2,002	—	—	—	—	—	2,002
Amortization of restricted stock awards and vesting of restricted stock units	27,644	—	15,424	—	—	—	—	—	15,424
Vesting of restricted stock awards	199,695	2	(4,177)	—	—	—	—	—	(4,175)
Distributions to common and restricted stockholders ($1.88 per common share)	—	—	—	—	—	(260,771)	—	—	(260,771)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	6,110	6,110
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(4,419)	(4,419)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(5,831)	—	(5,831)
Deposits to deferred compensation plan, net of withdrawals	(13,818)	—	465	13,818	(465)	—	—	—	—
Net income (loss)	—	—	—	—	—	72,803	—	(3,280)	69,523
Equity, December 31, 2020	137,540,345	$1,375	$4,472,170	91,746	$(3,951)	$(1,332,689)	$(22,777)	$42,409	$3,156,537
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(8,051)	—	—	—	—	—	(8,051)
Amortization of restricted stock awards and vesting of restricted stock units	33,514	—	19,853	—	—	—	—	—	19,853
Vesting of restricted stock awards	274,708	4	(5,993)	—	—	—	—	—	(5,989)
Distributions to common and restricted stockholders ($1.88 per common share)	—	—	—	—	—	(262,565)	—	—	(262,565)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	114,385	114,385
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(2,363)	(2,363)
Change in ownership of consolidated subsidiary	—	—	157,805	—	—	—	—	—	157,805
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	8,230	—	8,230
Net proceeds from sale of common stock	1,216,600	12	58,466	—	—	—	—	—	58,478
Deposits to deferred compensation plan, net of withdrawals	(954)	—	(8)	954	8	—	—	—	—
Net income (loss)	—	—	—	—	—	35,489	—	(2,382)	33,107
Equity, December 31, 2021	139,064,213	$1,391	$4,694,242	92,700	(3,943)	(1,559,765)	(14,547)	152,049	3,269,427

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$33,284	$69,848	$86,762
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from disposition of real estate, net	—	(48,525)	53
Gain from insurance and litigation settlements	(328)	(1,100)	—
Loss (gain) from extinguishment of debt	—	4,827	(20,992)
Gain from early repayment of notes receivable	—	(2,136)	—
Provision for impairment	—	—	17,214
Depreciation and amortization	275,597	267,703	275,046
Amortization of deferred financing costs and debt premiums/discounts	5,344	1,140	538
Share-based compensation	19,853	15,424	13,617
Income tax provision	1,361	1,349	1,507
Amortization of interest rate swap terminations	1,724	1,705	1,133
Termination of interest rate swaps	—	—	(13,159)
Changes in operating assets and liabilities:
Student contracts receivable, net	(3,097)	2,340	(5,407)
Other assets	(26,370)	10,757	(4,445)
Accounts payable and accrued expenses	6,361	(5,308)	(1,532)
Other liabilities	21,066	33,093	20,044
Net cash provided by operating activities	334,795	351,117	370,379

Investing activities
Proceeds from disposition of properties	—	146,144	108,562
Cash paid for acquisition of land parcels	(13,184)	(22,032)	(8,559)
Capital expenditures for owned properties	(68,957)	(58,312)	(70,846)
Investments in owned properties under development	(159,165)	(315,586)	(444,362)
Proceeds from notes receivable	—	45,432	5,333
Other investing activities	1,866	(3,078)	(6,268)
Net cash used in investing activities	(239,440)	(207,432)	(416,140)

Financing activities
Proceeds from unsecured notes	399,712	795,808	398,816
Proceeds from sale of common stock	59,674	—	—
Offering costs	(747)	—	—
Pay-off of unsecured notes	—	(400,000)	—
Pay-off of mortgage and construction loans	(99,819)	(124,559)	(53,818)
Defeasance costs related to early extinguishment of debt	—	(4,156)	—
Proceeds from revolving credit facility	723,600	1,902,600	949,000
Paydowns of revolving credit facility	(1,094,700)	(1,957,200)	(910,600)
Proceeds from construction loans	—	—	31,611
Scheduled principal payments on debt	(10,004)	(11,852)	(11,938)
Debt issuance costs	(12,702)	(9,614)	(6,462)
Increase in ownership of consolidated subsidiary	—	(77,200)	(105,109)
Contribution by noncontrolling interests	273,597	5,414	1,174
Transaction costs associated with change in ownership interest of consolidated subsidiary	(1,407)	—	—
Taxes paid on net-share settlements	(5,989)	(4,175)	(3,975)
Distributions paid to common and restricted stockholders	(262,565)	(260,771)	(258,620)
Distributions paid to noncontrolling interests	(3,300)	(5,356)	(9,487)
Net cash (used in) provided by financing activities	(34,650)	(151,061)	20,592

Net change in cash, cash equivalents, and restricted cash	60,705	(7,376)	(25,169)
Cash, cash equivalents, and restricted cash at beginning of period	73,972	81,348	106,517
Cash, cash equivalents, and restricted cash at end of period	$134,677	$73,972	$81,348

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$120,351	$54,017	$54,650
Restricted cash	14,326	19,955	26,698
Total cash, cash equivalents, and restricted cash at end of period	$134,677	$73,972	$81,348

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$—	$—	$6,077
Non-cash contribution from noncontrolling interest	$—	$696	$—
Accrued development costs and capital expenditures	$13,191	$28,994	$37,260
Change in fair value of redeemable noncontrolling interest	$(8,051)	$2,002	$(14,350)
Change in ownership of consolidated subsidiary	$(157,805)	$—	$—
Initial recognition of operating lease right of use assets	$1,559	$—	$463,445
Initial recognition of operating lease liabilities	$1,559	$—	$462,495
Non-cash extinguishment of debt, including accrued interest	$—	$—	$(34,570)
Net assets surrendered in conjunction with extinguishment of debt	$—	$—	$13,578

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$119,188	$108,791	$114,450
Income taxes paid	$1,200	$1,455	$3,041

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

As of December 31, 2021, the Company’s property portfolio contained 166 properties with approximately 111,900 beds.  The Company’s property portfolio consisted of 126 owned off-campus student housing properties that are in close proximity to colleges and universities, 34 American Campus Equity (“ACE®”) properties operated under ground/facility leases, and six on-campus participating properties ("OCPPs") operated under ground/facility leases with the related university systems.  Of the 166 properties, four of 10 phases at one property were under development as of December 31, 2021, and when completed will consist of a total of approximately 4,400 beds.  The Company's communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of December 31, 2021, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 37 properties that represented approximately 29,000 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one year to five years.  As of December 31, 2021, the Company’s total owned and third-party managed portfolio included 203 properties with approximately 140,900 beds.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In March 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In May 2021, the Company modified its unsecured term loan credit agreement (“Term Loan”) to include LIBOR transition language and to conform the covenants and various administrative items from the agreement to those in the Company’s senior unsecured revolving credit facility agreement (the “Credit Facility”), which was also amended in May 2021. Refer to Note 8 for additional information regarding these modifications. As the changes to covenants and administrative items do not impact the contractual cash flows of the Term Loan, the LIBOR transition language qualifies for, and the Company elected to apply, the optional expedients in in ASC 848-20-15-2 through 15-11 which treat the amendment as a modification without additional analysis. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

Recently Adopted Accounting Pronouncements

In March 2020, the U.S. Securities and Exchange Commission (“SEC”) adopted rules that amended the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. Subsequently, in November 2020, the FASB issued ASU 2020-09 “Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762” which revises SEC paragraphs of the codification to reflect, as appropriate, the amended disclosure requirements mentioned above. The amended rules permit subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. The amendments include requirements related to narrative and summarized financial information disclosures, as well as guidance on when the summarized financial information can be excluded by a filer. The Company adopted both rules on their effective date of January 4, 2021. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for the Operating Partnership as the assets, liabilities, and results of operations of the Company and the Operating Partnership are not materially different than the corresponding amounts presented in the consolidated financial statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors. The Company has addressed the required disclosures herein within Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition, on January 1, 2021, the Company adopted the following accounting pronouncement which did not have a material effect on the Company’s consolidated financial statements:

•ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes"

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prior Year Reclassifications

Certain prior period amounts were reclassified to conform to current presentation, which include:

•The resident services revenues financial statement line item on the statements of comprehensive income has been reclassified for all periods presented to the owned properties revenues financial statement line item.
•Litigation settlement expenses previously reported in the general and administrative expenses line item on the statements of comprehensive income were reclassified for all applicable periods to the other operating expenses line item.

Investments in Real Estate

Capitalization Policy and Useful Lives

Investments in real estate are recorded at historical cost.  Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset.  The cost of ordinary repairs and maintenance are expensed as incurred.  Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	7 - 40 years
Leasehold interest - on-campus participating properties	25 - 34 years (shorter of useful life or respective lease term)
Furniture, fixtures, and equipment	3 - 7 years

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred financing costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $8.6 million, $12.1 million, and $12.1 million was capitalized during the years ended December 31, 2021, 2020, and 2019, respectively.

Impairment Assessment

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal. The estimation of expected future net cash flows uses estimates, including capitalization rates and growth rates, which are inherently uncertain and rely on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. In the case of any impairment, the valuation would be based on Level 3 inputs. There were no impairments of the carrying values of the Company’s investments in real estate during the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2019, concurrent with the classification of one owned property as held for sale, the Company recorded a $3.2 million impairment charge which is included in provision for impairment within operating income on the accompanying consolidated statements of comprehensive income. Refer to Note 6 for additional information regarding the disposition.

Land Acquisitions

Land acquisitions are accounted for as asset acquisitions, as substantially all of the fair value of the acquisition is concentrated in a single identifiable asset. In an asset acquisition, assets acquired are measured based on the cost of the acquisition, which is the consideration transferred to the seller and direct transaction costs related to the acquisition.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Concurrent with this classification, the asset is recorded at the lower of cost or fair value less estimated selling costs, and depreciation ceases. The Company did not have any properties classified as held for sale as of December 31, 2021 and 2020.

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

Restricted Cash

Restricted cash consists of funds held in trusts that are invested in low risk investments, generally consisting of government backed securities, as permitted by the indentures of trusts, which were established in connection with three bond issues for the Company’s OCPPs.  Additionally, restricted cash includes escrow accounts held by lenders and residents' security deposits, as required by law in certain states.  Restricted cash also consists of escrow deposits made in connection with potential property acquisitions and development opportunities.  These escrow deposits are invested in interest-bearing accounts at federally insured banks.  Realized and unrealized gains and losses are not material for the periods presented.

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

The Company, as lessee, has entered into ground/facility and office space lease agreements, which qualify as operating leases under ASC 842. These leases include leases entered into under the ACE® program with university systems and Walt Disney World® Resort, leases with local and regional land owners for owned off-campus properties, leases for corporate office space, and leases under the on-campus participating property (“OCPP”) structure. Leases entered into under the ACE® program are used for the purpose of financing, constructing, and managing student housing properties. These leases are transferable and financeable, and the lessor has title to the land and in some cases any improvements placed thereon. Leases entered into under the OCPP structure are used for the purpose of developing, constructing, and operating student housing facilities on university campuses.  Under the terms of these leases, title to the land and constructed facilities is held by the lessor and such lessor receives a de minimis base rent paid at inception and 50% of defined net cash flows on an annual basis through the term of the lease. Under ground/facility leases, the lessors receive annual minimum base rent, variable rent based upon the operating performance of the property, or a combination thereof.  The leases have initial terms, excluding extension options, ranging from seven years to 102 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company records base rent expense under the straight-line method over the term of the lease, and variable rent expense is recorded when the achievement of the target is considered probable. For properties under construction, straight-line rent is capitalized during the construction period and expensed upon the commencement of operations. For purposes of calculating the ROU asset and lease liability for such leases, extension options are not included in the lease term unless it is reasonably certain that the Company will exercise the option, or the lessor has the sole ability to exercise the option. As most of the Company’s leases do not contain an implicit rate, the Company uses its incremental borrowing rate to determine the present value of the lease payments, which is the interest rate that the Company estimates it would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. In determining this rate, we analyze Company-specific factors, such as credit risk, lease-specific factors such as lease term, lease payments, and collateral, as well as overall economic conditions. The weighted average incremental borrowing rate was 5.33% as of December 31, 2021.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Sales-type Leases

In certain instances at ACE® properties, the ground lease agreement may require the Company to construct additional facilities desired by the ground lessor and subsequently lease those facilities to the ground lessor over a specified period. These facilities will ultimately be owned, managed, and funded by the ground lessors. Such spaces include but are not limited to dining, childcare, retail, academic, and office facilities. In this type of transaction, title to the facilities transfers to the ground lessor at the end of the lease term, and lease payments are structured to effectively reimburse the Company for the cost of constructing the additional facilities plus interest. As control of the underlying asset in these agreements transfers to the ground lessor at the end of the lease term, the leases are classified as sales-type leases. At lease inception, the Company records a net investment in the lease, which is equal to the sum of the lease receivable and the unguaranteed residual asset, discounted at the rate implicit in the lease. Any difference between the fair value of the asset and the net investment in the lease is considered selling profit or loss. Due to the nature of these transactions, the net investment in the lease is equal to the sum of the lease receivable, discounted at the rate implicit in the lease, and therefore no selling profit or loss is recorded. The cash rent the Company receives from tenants is not entirely recorded as rental revenue, but rather a portion is recorded as interest income and a portion is recorded as a reduction to the lease receivable, based on the effective interest method at a constant rate of return over the terms of the applicable leases. The Company's net investment in sales-type leases was $18.5 million and $18.6 million as of December 31, 2021 and 2020, respectively, which is included in other assets in the accompanying consolidated balance sheets. The weighted average remaining term of these leases was 20.4 years as of December 31, 2021. The Company recorded $1.0 million, $0.4 million, and $0.4 million of interest income related to these leases for the years ended December 31, 2021, 2020, and 2019.

Intangible Assets

For acquired properties subject to an in-place property tax incentive arrangement, a portion of the purchase price is allocated to the present value of expected future property tax savings over the projected incentive arrangement period. Unamortized in-place property tax incentive arrangements as of December 31, 2021 and 2020 were approximately $30.8 million and $34.5 million, respectively, and are included in other assets on the accompanying consolidated balance sheets. Amortization expense was approximately $3.1 million, $3.4 million, and $3.5 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is included in owned properties operating expense in the accompanying consolidated statements of comprehensive income. As of December 31, 2021, the remaining weighted average tax incentive arrangement period was 18.2 years. During the year ended December 31, 2019, the Company recorded a $14.0 million impairment charge associated with a tax incentive arrangement that was recorded upon acquisition of an owned property in 2015 due to facts and circumstances indicating that the originally assumed property tax savings will not materialize. This impairment charge is based on Level 3 inputs and is included in provision for impairment on the accompanying consolidated statements of comprehensive income.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. When debt modifications do not include material changes to the terms of the underlying debt agreement, unamortized costs of the original instrument are added to the costs of the modification and amortized over the life of the modified debt using the effective interest method.  Deferred financing costs, net of amortization, for the Company’s revolving credit facility are included in other assets on the accompanying consolidated balance sheets. Net deferred financing costs for the Company’s revolving credit facility as of December 31, 2021, and 2020 were approximately $7.3 million and $1.9 million, respectively. Net deferred financing costs for the Company's secured mortgage and bond debt, unsecured notes, and unsecured term loans are presented as a reduction to the unpaid principal balance of the respective debt in the accompanying consolidated balance sheets. Refer to Note 8 for additional information regarding these balances.

Redeemable Noncontrolling Interests

The Company follows guidance issued by the FASB regarding the classification and measurement of redeemable securities. Under this guidance, securities that are redeemable for cash or other assets, at the option of the holder and not solely within the control of the issuer, must be classified outside of permanent equity as redeemable noncontrolling interests. The Company makes this determination based on terms in the applicable agreements, specifically in relation to redemption provisions. The Company initially records the redeemable noncontrolling interests at fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the redemption value (assuming the noncontrolling interest is redeemable at the balance sheet date), with the corresponding offset for changes in fair value recorded in additional paid in capital. Reductions in fair value are recorded only to the extent that the Company has previously recorded increases in fair value above the redeemable noncontrolling interests’ initial basis. As the changes in redemption value are based on fair value, there is no effect on the Company’s earnings per share. Refer to Note 10 for a more detailed discussion of redeemable noncontrolling interests for both ACC and the Operating Partnership.

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

Consolidated VIEs

The Company has investments in various entities that qualify as VIEs for accounting purposes and for which the Company is the primary beneficiary and therefore includes the entities in its consolidated financial statements. These VIEs include ACCOP, seven joint ventures that own a total of 13 operating properties and two land parcels, and six properties owned under the on-campus participating property structure ("OCPP"). The VIE assets and liabilities consolidated within the Company's assets and liabilities are disclosed at the bottom of the accompanying consolidated balance sheets.

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

Mortgage Debt - Premiums and Discounts

Mortgage debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of mortgage debt assumed in connection with the Company’s property acquisitions.  The mortgage debt premiums and discounts are included in secured mortgage and bond debt, net on the accompanying consolidated balance sheets and are amortized to interest expense over the term of the related mortgage loans using the effective-interest method.  The amortization of mortgage debt premiums and discounts resulted in a net decrease to interest expense of approximately $1.2 million, $4.7 million, and $4.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.  As of December 31, 2021 and 2020, net unamortized mortgage debt premiums were approximately $0.4 million and $1.7 million, respectively.

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

Third-Party Development Services and Owned Development Project Costs

Pre-development expenditures such as architectural fees, permits, and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time as management believes it is probable that the contract will be executed and/or construction will commence, at which time the Company capitalizes the costs.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, or a risk sharing agreement is executed, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  Refer to Note 15 for details of the amount the Company has deferred in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
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

Advertising Costs

Advertising costs are expensed during the period incurred, or as the advertising takes place, depending on the nature and term of the specific advertising arrangements.  Advertising expense approximated $15.9 million, $12.9 million, and $15.7 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is included in owned properties operating expenses on the accompanying consolidated statements of comprehensive income.

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

Common Stock Issuances and Costs

Specific incremental costs directly attributable to the Company’s equity offerings are deferred and charged against the gross proceeds of the offering.  As such, underwriting commissions and other common stock issuance costs are reflected as a reduction to additional paid in capital.  See Note 9 for an expanded discussion on common stock issuances and costs.

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

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its adjusted taxable income to its stockholders.  As a REIT, the Company will generally not be subject to corporate level federal income tax on taxable income it currently distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax for tax years ending on or prior to December 31, 2017) and may not be able to qualify as a REIT for the subsequent four taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local income and excise taxes on its income and property, and to federal income and excise taxes on its undistributed income.

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

The following potentially dilutive securities were outstanding for the years ended December 31, 2021, 2020, and 2019, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Year Ended December 31,
	2021	2020	2019
Common OP Units (Note 10)	468,475	468,475	531,112
Preferred OP Units (Note 10)	35,242	35,242	42,421
Total potentially dilutive securities	503,717	503,717	573,533

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Year Ended December 31,
	2021	2020	2019
Numerator - basic and diluted earnings per share
Net income	$33,284	$69,848	$86,762
Net loss (income) attributable to noncontrolling interests	2,205	2,955	(1,793)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	35,489	72,803	84,969
Amount allocated to participating securities	(2,285)	(2,142)	(1,902)
Net income attributable to common stockholders	$33,204	$70,661	$83,067

Denominator
Basic weighted average common shares outstanding	138,503,705	137,588,964	137,295,837
Unvested restricted stock awards (Note 11)	1,199,930	1,121,466	990,941
Diluted weighted average common shares outstanding	139,703,635	138,710,430	138,286,778

Earnings per share
Net income attributable to common stockholders - basic	$0.24	$0.51	$0.61
Net income attributable to common stockholders - diluted	$0.24	$0.51	$0.60

4.     Income Taxes

As mentioned in Note 2, the Company qualifies as a REIT under the Code.  As a REIT, the Company is not subject to federal income tax as long as it distributes at least 90% of its taxable income to its shareholders each year.  If the Company’s taxable income exceeds its distributions for the year, the REIT tax rules allow the Company to designate distributions from a subsequent tax year in order to avoid current taxation on undistributed income. No provision for federal income taxes for the REIT has been included in the accompanying consolidated financial statements as the Company expects to meet the 90% annual distribution requirement. If the Company fails to qualify as a REIT, the Company will be subject to federal income tax on its taxable income and to federal income and excise taxes on its undistributed income. In addition, ACCOP is a flow-through entity and is not subject to federal income taxes at the entity level. Historically, the Company has incurred only state and local income, franchise, and margin taxes.

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

	December 31,
	2021	2020
Deferred tax assets
Fixed and intangible assets	$1,664	$1,669
Net operating loss carryforwards	7,952	8,207
Prepaid and deferred income	1,140	1,060
Bad debt reserves	691	675
Leases	3,089	3,314
Accrued expenses and other	5,060	3,795
Stock compensation	2,963	3,084
Total deferred tax assets	22,559	21,804
Valuation allowance for deferred tax assets	(19,743)	(18,578)
Deferred tax assets, net of valuation allowance	2,816	3,226

Deferred tax liabilities
Leases	(2,793)	(3,189)
Deferred financing costs	(23)	(37)

Net deferred tax liabilities	$—	$—

Significant components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$(112)	$(103)	$(157)
State	(1,249)	(1,246)	(1,350)
Deferred
Federal	—	—	—
State	—	—	—
Total provision	$(1,361)	$(1,349)	$(1,507)

TRS earnings subject to tax consisted of an income of approximately $4.4 million, a loss of approximately $5.4 million, and income of approximately $10.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.  The reconciliation of income tax for the TRSs computed at the U.S. statutory rate to income tax provision is as follows:

	Year Ended December 31,
	2021	2020	2019
Tax benefit (provision) at U.S. statutory rates on TRS income subject to tax	$1,347	$1,536	$(789)
State income tax, net of federal income tax benefit (provision)	206	278	(57)
Effect of permanent differences and other	(53)	(8)	5
(Increase) decrease in valuation allowance	(1,500)	(1,806)	841
TRS income tax provision	$—	$—	$—

At December 31, 2021, the TRSs had net operating loss carryforwards (“NOLs”) of approximately $29.8 million for income tax purposes that begin to expire in 2033.  These NOLs may be used to offset future taxable income generated by each of the respective TRSs.  Due to the various limitations to which the use of NOLs are subject, the Company has applied a valuation allowance to the NOLs given the likelihood that the NOLs will expire unused.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states’ jurisdictions as required, and as of December 31, 2021, the 2020, 2019, and 2018 calendar tax years are subject to examination by the tax authorities.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had no material unrecognized tax benefits for the years ended December 31, 2021, 2020, and 2019, and as of December 31, 2021, the Company does not expect to record any material unrecognized tax benefits. Because no material unrecognized tax benefits have been recorded, no related interest or penalties have been calculated.

A schedule of per share distributions the Company paid and reported to its shareholders, which is unaudited, is set forth in the following table:

	Year Ended December 31,
Tax Treatment of Distributions	2021	2020	2019
Ordinary income	$0.4500	$1.1004	$0.6625
Long-term capital gain (1)	1.2248	0.3560	1.2075
Return of capital	0.2052	0.4236	—
Total per common share outstanding	$1.8800	$1.8800	$1.8700
(1)Unrecaptured Section 1250 gains of $0.2560, $0.2052, and $0.3827 were reported for the years ended December 31, 2021, 2020, and 2019, respectively.

5. Acquisitions and Joint Venture Investments

Land Acquisitions

In November 2021, the Company acquired a land parcel near the University of Georgia for approximately $1.0 million including transaction costs. The land was purchased as part of a planned redevelopment of a current asset.

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

Joint Venture Transactions

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Dispositions and Joint Venture Investments

Joint Venture Activity

In December 2021, the Company executed a joint venture agreement with an affiliate of Harrison Street Real Estate Capital, LLC (“HS”) for the ownership of the Company's existing eight-property Arizona State University student housing portfolio. The transaction (the "ACC / HS Joint Venture Transaction") is structured with a two-phase closing. The first phase of the transaction closed in December 2021 and included the sale of a 45% ownership interest in three owned properties containing 4,272 beds for a sales price of approximately $271.7 million. The second phase is expected to close in late 2022 or early 2023 and will involve the sale of a 45% ownership interest in five owned properties containing 3,915 beds for a sales price of approximately $279.6 million, subject to customary closing conditions, including no material adverse changes to these properties.

The joint venture was determined to be a VIE. As the Company retained control of the properties after the joint venture transaction through its 55% ownership interest, it was deemed the primary beneficiary. As such, the Company’s contribution of the properties to the joint venture was recorded at net book value, and the joint venture is included in the Company’s consolidated financial statements contained herein. The joint venture partner’s ownership interest in the joint venture is accounted for as noncontrolling interest. The difference between the book value and the sales price of the 45% ownership interest purchased by HS is reflected as Change in Ownership of Consolidated Subsidiary on the accompanying Consolidated Statements of Changes in Equity. Additionally, the book value of the 45% ownership interest purchased by HS is reflected as Contributions by Noncontrolling Interests – Partially Owned Properties on the accompanying Consolidated Statements of Changes in Equity.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Investments in Real Estate

Owned Properties

Owned properties, both wholly-owned and those owned through investments in VIEs, consisted of the following:

	December 31, 2021	December 31, 2020
Land	$678,254	$664,879
Buildings and improvements	7,241,918	6,949,781
Furniture, fixtures, and equipment	425,469	405,843
Construction in progress	242,566	361,893
	8,588,207	8,382,396
Less accumulated depreciation	(1,911,396)	(1,660,652)
Owned properties, net	$6,676,811	$6,721,744

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

OCPPs consisted of the following:

	December 31, 2021	December 31, 2020
Buildings and improvements	$160,275	$157,218
Furniture, fixtures, and equipment	14,213	14,389
Construction in progress	60	—
	174,548	171,607
Less accumulated depreciation	(108,989)	(102,326)
On-campus participating properties, net	$65,559	$69,281

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	December 31,
	2021	2020
Debt secured by owned properties
Mortgage loans payable
Unpaid principal balance	$460,825	$563,506
Unamortized deferred financing costs	(596)	(848)
Unamortized debt premiums	540	1,819
Unamortized debt discounts	(103)	(151)
	460,666	564,326
Debt secured by OCPPs
Mortgage loans payable (1)	60,986	63,714
Bonds payable (1)	14,695	19,110
Unamortized deferred financing costs	(511)	(323)
	75,170	82,501

Total secured mortgage and bond debt, net	535,836	646,827

Unsecured notes, net of unamortized OID and deferred financing costs (2)	2,773,855	2,375,603
Unsecured term loan, net of unamortized deferred financing costs (3)	199,824	199,473
Unsecured revolving credit facility	—	371,100

Total debt, net	$3,509,515	$3,593,003
(1)The creditors of mortgage loans payable and bonds payable related to OCPPs do not have recourse to the assets of the Company.
(2)Includes net unamortized original issue discount (“OID”) of $5.3 million and $5.8 million at December 31, 2021 and 2020, respectively, and net unamortized deferred financing costs of $20.8 million and $18.6 million at December 31, 2021 and 2020, respectively.
(3)Includes net unamortized deferred financing costs of $0.2 million and $0.5 million at December 31, 2021 and 2020, respectively.

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

Mortgage loans payable, excluding debt premiums and discounts, consisted of the following as of December 31, 2021:

			December 31, 2021
	Principal Outstanding		Weighted	Weighted	Number of
	December 31,		Average	Average Years	Properties
	2021	2020	Interest Rate	to Maturity	Encumbered
Fixed Rate
Mortgage loans payable (1)	$520,888	$625,136	4.03%	6.6 years	10
Variable Rate
Mortgage loans payable (2)	923	2,084	2.61%	23.6 years	—
Total	$521,811	$627,220	4.03%	6.7 years	10
(1)Fixed rate mortgage loans payable mature on various dates from 2024 through 2045 and carry interest rates ranging from 2.79% to 4.50% at December 31, 2021.
(2)Represents mortgage debt at one of our on-campus participating properties not subject to an interest rate swap contract. This property is included in the number of properties encumbered by mortgage loans above.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2021, the following transactions occurred:

Mortgage Loans Payable (1)
Balance, December 31, 2020	$627,220
Pay-off of mortgage notes payable (2)	(99,819)
Scheduled repayments of principal	(5,590)
Balance, December 31, 2021	$521,811
(1)Balance excludes unamortized debt premiums and discounts.
(2)Represents pay-offs of mortgage notes payable secured by six properties.

In February 2021, the Company refinanced $24.0 million of OCPP mortgage debt that was scheduled to mature in 2021, which extended the maturity to February 2028. Additionally, in February 2021, the Company entered into two interest rate swap agreements to convert the refinanced mortgage loan to a fixed rate of 2.8%. Refer to Note 12 for information related to derivatives.

Bonds Payable

Three of the on-campus participating properties are 100% financed with outstanding project-based taxable bonds.  Under the terms of these financings, one of the Company’s special purpose subsidiaries publicly issued three series of taxable bonds and loaned the proceeds to three special purpose subsidiaries that each hold a separate leasehold interest.  The bonds encumbering the leasehold interests are non-recourse, subject to customary exceptions.  Although a default in payment by these special purpose subsidiaries could result in a default under one or more series of bonds, indebtedness of any of these special purpose subsidiaries is not cross-defaulted or cross-collateralized with indebtedness of the Company, the Operating Partnership, or other special purpose subsidiaries.  Repayment of principal and interest on these bonds is insured by MBIA, Inc.  Interest and principal are paid semi-annually and annually, respectively, through maturity.  Covenants include, among other items, budgeted and actual debt service coverage ratios.  As of December 31, 2021, the Company was in compliance with all such covenants.

Bonds payable at December 31, 2021 consisted of the following:

Series	Mortgaged Facilities Subject to Leases	Original	Principal	Weighted Average Rate	Maturity Date	Required Monthly Debt Service
			December 31, 2021
1999	University Village-PVAMU/TAMIU	$39,270	$6,485	7.76%	September 2023	$302
2001	University College–PVAMU	20,995	6,345	7.62%	August 2025	158
2003	University College–PVAMU	4,325	1,865	6.22%	August 2028	28
	Total/weighted average rate	$64,590	$14,695	7.50%		$488

Unsecured Notes

In October 2021, the Operating Partnership closed a $400 million offering of senior unsecured notes under its existing shelf registration. These 7-year notes were issued at 99.928% of par value with a coupon of 2.250% and are fully and unconditionally guaranteed by the Company. Interest on the notes is payable semi-annually on January 15 and July 15, with the first payment due and payable on January 15, 2022. The notes will mature on January 15, 2029. Net proceeds from the sale of the senior unsecured notes totaled approximately $394.4 million. The Company used the proceeds to repay borrowings under its Credit Facility.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021, the Operating Partnership has issued the following senior unsecured notes:

Date Issued	Amount	% of Par Value	Coupon	Yield		Original Issue Discount	Term (Years)
April 2013	$400,000	99.659	3.750%	3.791%		$1,364	10
June 2014	400,000	99.861	4.125%	4.269%	(1)	556	10
October 2017	400,000	99.912	3.625%	3.635%		352	10
June 2019	400,000	99.704	3.300%	3.680%	(1)	1,184	7
January 2020	400,000	99.810	2.850%	2.872%		760	10
June 2020	400,000	99.142	3.875%	3.974%		3,432	10
October 2021	400,000	99.928	2.250%	2.261%		288	7
	$2,800,000					$7,936
(1)    The yield includes the effect of amortization of interest rate swap terminations.

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of December 31, 2021, the Company was in compliance with all such covenants.

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

The Credit Facility bears interest at a variable rate, at the Company’s option, based upon a base rate of one-, three-, or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group, subject to adjustment based upon the achievement of ESG targets described above. Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $1.0 billion Credit Facility.  As of December 31, 2021, the Credit Facility had a zero balance and availability under the Credit Facility totaled $1.0 billion.

The terms of the Credit Facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The financial covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of December 31, 2021, the Company was in compliance with all such covenants.

Unsecured Term Loan

The Company’s Term Loan totals $200 million and matures in June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. The Company is also currently party to two interest rate swap contracts to hedge the variable rate cash flows associated with the LIBOR-based interest payments on the Term Loan. The weighted average annual rate on the Term Loan was 2.54% (1.44% + 1.10% spread) at December 31, 2021. Refer to Note 12 for more information related to cash flow hedges of interest rate risk. The Term Loan Facility includes certain restrictions and covenants consistent with those of the unsecured revolving credit facility discussed above. As of December 31, 2021, the Company was in compliance with all such covenants.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In May 2021, the Company modified the Term Loan to include LIBOR transition language and to conform the covenants and various administrative items from the agreement to those in the Company’s Credit Facility which was also amended in May 2021.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt premiums and discounts, for each of the five years subsequent to December 31, 2021 and thereafter:

2022	$209,723
2023	410,411
2024	530,939
2025	4,922
2026	403,207
Thereafter	1,977,304
$3,536,506

The Company's payment of principal and interest were current at December 31, 2021.  Certain of the mortgage notes and bonds payable are subject to prepayment penalties.

9. Stockholders’ Equity

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

The following table presents activity under the Company’s ATM Equity Program during the year ended December 31, 2021. There was no activity under the Company’s ATM Equity Program during the year ended December 31, 2020.

Year Ended December 31, 2021
Total net proceeds	$58,927
Commissions paid to sales agents	$747
Weighted average price per share	$49.05
Shares of common stock sold	1,216,600

As of December 31, 2021, the Company had $440.3 million available for issuance under its ATM Equity Program.

The Company has a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of certain employees and members of the Company’s Board of Directors, in which vested share awards (see Note 11), salary, and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the year ended December 31, 2021, 28,899 shares and 27,945 shares of vested stock were deposited into and withdrawn from the Deferred Compensation Plan, respectively. As of December 31, 2021, 92,700 shares of ACC's common stock were held in the Deferred Compensation Plan.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Noncontrolling Interests

Noncontrolling interests - partially owned properties: As of December 31, 2021, the Company consolidates six joint ventures that own and operate 13 owned off-campus properties and one land parcel, including the ACC / HS Joint Venture Transaction discussed in Note 6. The portion of net assets attributable to the third-party partners in these arrangements is classified as “noncontrolling interests - partially owned properties” within equity on the accompanying consolidated balance sheets.

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

Redeemable noncontrolling interests - partially owned properties: The noncontrolling interest holder in the Core Spaces / DRW Real Estate Investment joint ventures (the “Core Joint Ventures”), which were formed in 2017, had the option to redeem its noncontrolling interest in the entities through the exercise of put options. During the year ended December 31, 2020, the noncontrolling interest holder exercised its option to redeem its remaining ownership interest in the Core Joint Ventures, which reduced the redeemable noncontrolling interest by $77.2 million. As of December 31, 2021 and 2020, the Company had 100% ownership interest in all five properties initially held by the Core Joint Ventures.

Below is a table summarizing the activity of redeemable noncontrolling interests for the years ended December 31, 2021, 2020, and 2019:

Balance, December 31, 2018	$184,446
Net income	783
Distributions	(1,062)
Conversion of OP Units into shares of ACC common stock	(6,082)
Contributions from noncontrolling interests	250
Purchase of noncontrolling interests	(88,304)
Adjustments to reflect redeemable noncontrolling interests at fair value	14,350
Balance, December 31, 2019	$104,381
Net income	325
Distributions	(937)
Purchase of noncontrolling interests	(77,200)
Adjustments to reflect redeemable noncontrolling interests at fair value	(2,002)
Balance, December 31, 2020	$24,567
Net income	177
Distributions	(937)
Adjustments to reflect redeemable noncontrolling interests at fair value	8,051
Balance, December 31, 2021	$31,858

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Incentive Award Plan

The Company has an Incentive Award Plan (the “Plan”) that provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The types of awards that may be granted under the Plan include incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), profits interest units (“PIUs”), and other stock-based awards. The Company has reserved a total 3.5 million shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  As of December 31, 2021, 2.2 million shares were available for issuance under the Plan.

Restricted Stock Awards
The Company awards RSAs to its executive officers and certain employees that vest in equal annual installments over a five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company under specified circumstances.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company.  A summary of the Company’s RSAs under the Plan for the years ended December 31, 2021 and 2020 is presented below:

	Number of RSAs	Weighted-Average Grant Date Fair Value Per RSA
Nonvested balance as of December 31, 2019	967,341	$43.27
Granted	444,522	47.13
Vested (1)	(295,385)	43.40
Forfeited	(23,882)	44.56
Nonvested balance as of December 31, 2020	1,092,596	$44.78
Granted	468,770	41.50
Vested (2)	(415,572)	44.18
Forfeited	(34,696)	43.32
Nonvested balance as of December 31, 2021	1,111,098	$43.67
(1) Includes 95,690 shares withheld to satisfy tax obligations upon vesting for the year ended December 31, 2020.
(2) Includes 140,864 shares withheld to satisfy tax obligations upon vesting for the year ended December 31, 2021.

The fair value of RSAs is calculated based on the closing market value of the Company’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $18.4 million, $14.4 million, and $12.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.  The weighted-average grant date fair value for each RSA granted and forfeited during the year ended December 31, 2019 was $44.08 and $42.91, respectively.

The total fair value of RSAs vested during the year ended December 31, 2021 was approximately $18.4 million.  Additionally, as of December 31, 2021, the Company had approximately $35.8 million of total unrecognized compensation cost related to granted RSAs, which is expected to be recognized over a remaining weighted-average period of 3.2 years.

Per the provisions of the Plan, an employee becomes retirement eligible when: (i) the sum of an employee’s full years of service (a minimum of 120 contiguous full months) and the employee’s age on the date of termination (a minimum of 50 years of age) equals or exceeds 70 years (hereinafter referred to as the “Rule of 70”); (ii) the employee gives at least six months prior written notice to the Company of his or her intention to retire; and (iii) the employee enters into a noncompetition agreement and a general release of all claims in a form that is reasonably satisfactory to the Company.  As of December 31, 2021, 24 employees have met the Rule of 70, including the Company’s Chief Executive Officer. A total of 375,756 unvested RSAs are held by such employees representing future amortization expense of $12.0 million.  Once the first two conditions of retirement eligibility are met, the unvested shares held by these employees will be subject to accelerated vesting.

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

In January 2021, the Company appointed three new members to the Board of Directors who were each granted RSUs valued at $122,500.

A summary of ACC’s RSUs under the Plan for the years ended December 31, 2021 and 2020 and activity during the years then ended is presented below:

	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2019	—	$—
Granted	30,137	34.10
Settled in common shares	(27,644)	34.10
Settled in cash	(2,493)	34.10
Outstanding as of December 31, 2020	—	$—
Granted	34,626	43.83
Settled in common shares	(33,514)	43.80
Settled in cash	(1,112)	44.98
Outstanding as of December 31, 2021	—	$—

The Company recognized expense of approximately $1.6 million, $1.0 million, and $0.9 million for the years ended December 31, 2021, 2020, and 2019, respectively, reflecting the fair value of the RSUs issued on the dates of grants disclosed above. The weighted-average grant-date fair value for each RSU granted during the year ended December 31, 2019 was $47.34.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. These agreements contain provisions such that if the Company defaults on any of its indebtedness, regardless of whether the repayment of the indebtedness has been accelerated by the lender or not, then the Company could also be declared in default on its derivative obligations.  As of December 31, 2021, the Company was not in default on any of its indebtedness or derivative instruments.

The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded outside of earnings in other comprehensive income (“OCI”) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction.

The following table summarizes the Company’s outstanding interest rate swap contracts which are included in other assets and other liabilities on the accompanying consolidated balance sheets as of December 31, 2021, all of which have been designated as cash flow hedges and qualify for hedge accounting:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Park Point mortgage loan	Feb 1, 2019	Jan 16, 2024	2.7475%	LIBOR - 1 month	$70,000	$(2,716)
College Park mortgage loan	Oct 16, 2019	Oct 16, 2022	1.2570%	LIBOR - 1 month	37,500	(264)
Unsecured term loan	Nov 4, 2019	Jun 27, 2022	1.4685%	LIBOR - 1 month	100,000	(606)
Unsecured term loan	Dec 2, 2019	Jun 27, 2022	1.4203%	LIBOR - 1 month	100,000	(583)
Cullen Oaks mortgage loan	Feb 16, 2021	Feb 15, 2028	0.7850%	LIBOR - 1 month	11,223	231
Cullen Oaks mortgage loan	Feb 16, 2021	Feb 15, 2028	0.7850%	LIBOR - 1 month	11,339	233
				Total	$330,062	$(3,705)

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

The table below presents the fair value of the Company’s derivative financial instruments and their classification on the accompanying consolidated balance sheets as of December 31, 2021 and 2020:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Description	Balance Sheet Location	12/31/2021	12/31/2020	Balance Sheet Location	12/31/2021	12/31/2020
Interest rate swap contracts	Other assets	$464	$—	Other liabilities	$4,169	$10,211

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of comprehensive income for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
Description	2021	2020	2019
Change in fair value of derivatives and other recognized in other comprehensive income ("OCI")	$1,262	$(11,380)	$(723)
Swap interest accruals reclassified to interest expense	5,244	3,844	200
Termination of interest rate swap payment recognized in OCI	—	—	(13,159)
Amortization of interest rate swap terminations (1)	1,724	1,705	1,133
Total change in OCI due to derivative financial instruments	$8,230	$(5,831)	$(12,549)

Interest expense presented in the consolidated statements of comprehensive income in which the effects of cash flow hedges are recorded	$117,793	$112,507	$111,287
(1)Represents amortization from OCI into interest expense.

As of December 31, 2021, the Company estimates that $4.9 million will be reclassified from OCI to interest expense over the next twelve months.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. There were no Level 1 measurements for the periods presented, and the Company had no transfers between Levels 1, 2, or 3 during the periods presented.

	Fair Value Measurements as of
	December 31, 2021				December 31, 2020
	Level 2		Level 3	Total	Level 2		Level 3	Total
Assets
Derivative financial instruments	$464	(1)	$—	$464	$—		$—	$—
Liabilities
Derivative financial instruments	$4,169	(1)	$—	$4,169	$10,211	(1)	$—	$10,211
Mezzanine
Redeemable noncontrolling interests	$28,858	(2)	$3,000	$31,858	$21,567	(2)	$3,000	$24,567
(1)Valued using discounted cash flow analyses with observable market-based inputs of interest rate curves and option volatility, as well as credit valuation adjustments to reflect nonperformance risk.
(2)Represents the OP Unit component of redeemable noncontrolling interests which is based on the greater of fair value of the Company’s common stock or historical cost at the balance sheet date. Represents a quoted price for a similar asset in an active market. Refer to Note 10.

Financial Instruments Not Carried at Fair Value

As of December 31, 2021 and December 31, 2020, the carrying values for the following instruments represent fair values due to the short maturity of the instruments: cash and cash equivalents, restricted cash, student contracts receivable, certain items in other assets (including receivables, deposits, and prepaid expenses), accounts payable and accrued expenses, and other liabilities.

As of December 31, 2021 and December 31, 2020, the carrying values for the following instruments represent fair values due to the variable interest rate feature of the instruments: the Credit Facility (which had no outstanding balance as of December 31, 2021) and one variable rate mortgage loan payable.

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of December 31, 2021 and 2020. There were no Level 1 or Level 3 measurements for the periods presented.

	December 31, 2021			December 31, 2020
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
		Level 2			Level 2
Liabilities (1)
Unsecured notes	$2,773,855	$2,917,121	(2)	$2,375,603	$2,609,373	(2)
Mortgage loans payable (fixed rate) (3)	$520,316	$535,401	(4)	$625,783	$656,648	(4)
Bonds payable	$14,597	$15,703	(5)	$18,960	$20,720	(5)
Unsecured term loan (fixed rate)	$199,824	$201,042	(6)	$199,473	$203,348	(6)
(1)Carrying amounts disclosed include any applicable net unamortized OID, net unamortized deferred financing costs, and net unamortized debt premiums and discounts (see Note 8).
(2)Valued using interest rate and spread assumptions that reflect current creditworthiness and market conditions available for the issuance of unsecured notes with similar terms and remaining maturities.
(3)Does not include one variable rate mortgage loan with a principal balance of $0.9 million and $2.1 million as of December 31, 2021 and 2020, respectively.
(4)Valued using the present value of the cash flows at current market interest rates through maturity that primarily fall within the Level 2 category.
(5)Valued using quoted prices in markets that are not active due to the unique characteristics of these financial instruments.
(6)The Company is party to two interest rate swap contracts to hedge the variable rate cash flows associated with the LIBOR-based interest payments on the Term Loan (see Note 8). Valued using the present value of the cash flows at interpolated 1-month LIBOR swap rates through maturity that primarily fall within the Level 2 category.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In the accompanying consolidated statements of comprehensive income, rent expense for ACE® properties and OCPPs is included in ground/facility lease expense, and rent expense for owned off-campus properties is included in owned properties operating expenses. Total straight-line rent expense, variable rent expense, and capitalized rent cost, were as follows:

	Year Ended December 31,
Description	2021	2020	2019
Straight-line rent expense	$18,528	$12,379	$10,009
Variable rent expense (1)	$3,895	$5,761	$8,996
Capitalized rent cost	$10,488	$15,772	$12,889
(1)Includes impact of rent concessions received as discussed below.

During the years ended December 31, 2021 and 2020, the Company received rent concessions in the form of ground rent abatements at one ACE® property related to the effects of the novel coronavirus disease pandemic (“COVID-19”). As discussed in Note 2, these concessions were recorded as a reduction to ground/facility leases expense in accordance with the FASB Staff Question & Answer “Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic” and are presented in the following table:

	Year Ended December 31,
	2021	2020
Ground rent abatements	$7,279	$1,512

Future minimum commitments over the life of all leases, which exclude variable rent payments, are as follows:

December 31, 2021
2022	$23,756
2023	28,867
2024	29,465
2025	29,500
2026	29,564
Thereafter	1,604,511
Total minimum lease payments	1,745,663
Less imputed interest	(1,248,842)
Total lease liabilities (1)	$496,821
(1)The weighted average remaining lease term of leases with a lease liability, excluding extension options, as of December 31, 2021 was 61.1 years.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As Lessor

As discussed in Note 2, the Company as lessor has entered into leases with both student and commercial tenants. Lease income under both student and commercial leases is included in owned property revenues and on-campus participating properties revenues in the accompanying consolidated statements of comprehensive income and is presented in the following table:

	Year Ended December 31,
Description	2021	2020	2019
Student lease income	$861,252	$809,112	$851,992
Commercial lease income	$12,059	$11,793	$13,211

During the years ended December 31, 2021 and 2020, the Company provided various rent abatements and rent refunds to its tenants experiencing financial hardship due to COVID-19. In addition, during the year ended December 31, 2020, the Company also waived all late fees, online payment fees, and suspended financial related evictions during the spring and summer terms, and in certain cases continued to do so through the 2020/2021 academic year. As discussed in Note 2, these abatements and rent refunds were recorded as reductions to revenues in accordance with the FASB Staff Question & Answer “Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic” and are presented in the table below:

	Year Ended December 31,
Description	2021	2020
Abatements through the Resident Hardship Program (1)	$1,036	$14,275
Net rent refunds through ACE® university partnerships (1) (2)	$2,811	$19,691
Net rent refunds through OCPP university partnerships (3)	$—	$1,472
Abatements provided to commercial tenants (1)	$—	$2,262
Reimbursements from university partners (4)	$(2,527)	$(1,654)
(1)Recorded as reductions to owned properties revenue.
(2)Net of reimbursements received from university partners of $2.6 million and $4.4 million for the years ended December 31, 2021 and 2020, respectively.
(3)Recorded as reductions to OCPP revenue.
(4)Represents reimbursements received from university partners to assist in the financial impacts of dedensification requirements, recorded in owned properties revenue.

15. Commitments and Contingencies

Commitments

Construction Contract: As of December 31, 2021, the Company estimates additional costs to complete one owned development project under construction to be approximately $32.7 million.

Charitable Donation: In connection with the ACC / HS Joint Venture Transaction described in Note 6, the Company committed to donate $5.0 million to Arizona State University for scholarships, programs that support student success, and sustainability. Upon the closing of the first phase of the transaction on December 31, 2021, the Company recorded a $2.5 million expense, which is reflected in other operating expenses in the accompanying consolidated statements of comprehensive income. The remaining $2.5 million will be recorded upon the closing of the second phase of the transaction.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In order to mitigate risk due to change orders, all final development budgets also include a contingency line item. In addition, the GMP is in certain cases secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees was approximately $14.6 million as of December 31, 2021. As of December 31, 2021, management does not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

As a part of the development agreement with Walt Disney World® Resort, the Company has guaranteed the completion of construction of approximately $614.6 million to be delivered in phases from 2020 to 2023. As of December 31, 2021, the Company has completed construction on six phases of the 10-phase project within the targeted delivery timeline. In addition, the Company is subject to a development guarantee in the event that the substantial completion of a project phase is delayed beyond its respective targeted delivery date, except in circumstances resulting in unavoidable delays. The agreement dictates that the Company shall pay damages of $20 per bed for each day of delay for any Disney College Internship Program participant who was either scheduled to live in the delayed phase as well as any participant who was not able to participate in the program due to the lack of available housing and would have otherwise been housed in the delayed phase. Under the agreement, the maximum exposure related to the Disney project assuming all remaining beds are not delivered on their respective delivery dates is approximately $0.1 million per day. The Company anticipates completing all remaining phases within the targeted delivery timeline.

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

Pre-development expenditures: As discussed in the section Third-Party Development Services and Owned Development Project Costs in Note 2, the Company incurs pre-development expenditures with the pursuit of third-party and owned development projects. The Company bears the risk of loss of these pre-development expenditures if financing cannot be arranged or the Company is unable to obtain the required permits and authorizations for the project. As of December 31, 2021, the Company has deferred approximately $27.2 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction. Such costs are net of any contractual arrangements through which the Company could be reimbursed by another party, and are included in other assets on the accompanying consolidated balance sheets.

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

Litigation Settlement: In June 2021, the Company entered into a Joint Stipulation and Settlement Agreement to end all outstanding litigation brought by an alleged class of certain current and former California-based employees alleging violations of statutory labor laws and regulations by the Company. As of December 31, 2021, the agreement was subject to final court approval. The Company agreed to pay an aggregate of $2.0 million to the plaintiffs, plus a portion of payroll taxes on the wage portion on the plaintiffs’ payment, in consideration of the settlement when the settlement agreement is formally approved by the court. The parties agreed the settlement was intended solely as a compromise of disputed claims and was not to be understood as a concession or determination that the Company has engaged in any wrongdoing. During the year ended December 31, 2021, the Company recorded litigation expense of $2.0 million to reflect the final amount owed under the settlement agreement, which is reflected in other operating expenses in the accompanying consolidated statements of comprehensive income.

16. Segments

The Company defines business segments by their distinct customer base and service provided. The Company has identified four reportable segments: Owned Properties, On-Campus Participating Properties, Development Services, and Property Management Services. Management evaluates each segment’s performance based on income before depreciation, amortization, and noncontrolling interests.

During the year ended December 31, 2019, the Company updated the presentation of certain items in the reconciliations section in the segment disclosures below by including additional detail in the reconciliation of segment income before depreciation and amortization to consolidated net income.

	Year Ended December 31,
	2021	2020	2019
Owned Properties
Rental revenues and other income	$889,052	$820,699	$880,709
Interest income	1,007	459	473
Total revenues from external customers	890,059	821,158	881,182
Operating expenses before depreciation, amortization, and ground/facility lease expense	(407,648)	(378,454)	(390,664)
Ground/facility lease expense	(15,647)	(11,505)	(11,084)
Interest expense, net (1)	(12,201)	(12,413)	(16,859)
Income before depreciation and amortization	$454,563	$418,786	$462,575
Depreciation and amortization	$(264,687)	$(256,238)	$(261,938)
Capital expenditures	$228,122	$373,898	$515,208
Total segment assets at December 31,	$7,344,318	$7,368,883	$7,346,625

On-Campus Participating Properties
Rental revenues and other income	$31,207	$29,906	$36,346
Interest income	15	31	167
Total revenues from external customers	31,222	29,937	36,513
Operating expenses before depreciation, amortization, and ground/facility lease expense	(14,333)	(13,521)	(15,028)
Ground/facility lease expense	(2,026)	(2,008)	(3,067)
Interest expense, net (1)	(3,483)	(4,146)	(4,934)
Income before depreciation and amortization	$11,380	$10,262	$13,484
Depreciation and amortization	$(8,039)	$(8,015)	$(8,380)
Capital expenditures	$4,308	$2,098	$2,898
Total segment assets at December 31,	$81,815	$86,523	$97,561

Development Services
Development and construction management fees	$10,191	$7,543	$13,051
Operating expenses	(9,207)	(9,431)	(8,658)
Income (loss) before depreciation and amortization	$984	$(1,888)	$4,393
Total segment assets at December 31,	$21,251	$13,887	$13,539

Property Management Services
Property management fees from external customers	$11,959	$12,436	$12,936
Operating expenses	(11,406)	(12,269)	(11,257)
Income before depreciation and amortization	$553	$167	$1,679
Total segment assets at December 31,	$7,374	$8,390	$8,888

Reconciliations
Total segment revenues and other income	$943,431	$871,074	$943,682
Unallocated interest income earned on investments and corporate cash	352	2,449	3,046
Total consolidated revenues, including interest income	$943,783	$873,523	$946,728

Segment income before depreciation and amortization	$467,480	$427,327	$482,131
Segment depreciation and amortization	(272,726)	(264,253)	(270,318)
Corporate depreciation	(2,871)	(3,450)	(4,728)
Net unallocated expenses relating to corporate interest and overhead	(147,209)	(129,273)	(117,529)
Gain (loss) from disposition of real estate, net	—	48,525	(53)
Net other operating (expense) and nonoperating income	(4,205)	2,407	—
Amortization of deferred financing costs	(5,824)	(5,259)	(5,012)
Provision for impairment	—	—	(17,214)
(Loss) gain from extinguishment of debt, net	—	(4,827)	20,992
Income tax provision	(1,361)	(1,349)	(1,507)
Net income	$33,284	$69,848	$86,762

Total segment assets	$7,454,758	$7,477,683	$7,466,613
Unallocated corporate assets	119,828	53,477	93,141
Total assets at December 31,	$7,574,586	$7,531,160	$7,559,754
(1)    Net of capitalized interest and amortization of debt premiums.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Subsequent Events

Distributions: On January 24, 2022, the Company’s Board of Directors declared a distribution per share of $0.47 which was paid on February 25, 2022 to all common stockholders of record as of February 4, 2022.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 10).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Schedule of Real Estate and Accumulated Depreciation

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures, and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development (1)	Land	Buildings and Improvements and Furniture, Fixtures, and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built (4)
Owned Properties (5)
The Callaway House College Station	173	538	$5,081	$20,499	$8,397	$5,002	$28,975	$33,977	$16,514	$—	1999
The Village at Science Drive	192	732	4,673	19,021	8,036	4,673	27,057	31,730	13,607	—	2000
University Village at Boulder Creek	82	309	1,035	16,393	1,666	1,035	18,059	19,094	8,811	—	2002
University Village	105	406	929	15,168	970	929	16,138	17,067	7,148	—	2004
University Village	220	749	—	41,119	2,366	—	43,485	43,485	19,756	—	2004
University Club Apartments	94	376	1,416	11,848	1,720	1,416	13,568	14,984	5,887	—	1999
City Parc at Fry Street	137	420	1,902	17,678	4,407	1,902	22,085	23,987	10,002	—	2004
Entrada Real	98	363	1,475	15,859	2,250	1,475	18,109	19,584	8,234	—	2000
University Village at Sweethome	269	830	2,473	34,448	3,930	2,473	38,378	40,851	15,956	—	2005
University Village	217	716	4,322	26,225	5,940	4,322	32,165	36,487	13,938	—	1991
Royal Village	118	448	2,386	15,153	7,368	2,363	22,544	24,907	9,321	—	1996
Royal Lexington	94	364	2,848	12,783	4,351	2,848	17,134	19,982	7,414	—	1994
Raiders Pass	264	828	3,877	32,445	5,689	3,877	38,134	42,011	16,135	—	2001
Aggie Station	156	450	1,634	18,821	6,368	1,634	25,189	26,823	9,785	—	2003
The Outpost	276	828	3,262	36,252	11,148	3,262	47,400	50,662	19,135	—	2005
Callaway Villas	236	704	3,903	31,953	800	3,903	32,753	36,656	13,049	—	2006
The Village on Sixth Avenue	248	752	2,763	22,480	9,887	2,763	32,367	35,130	13,299	—	1999
Newtown Crossing	356	942	7,013	53,597	1,469	7,013	55,066	62,079	20,745	—	2005
Olde Towne University Square	224	550	2,277	24,614	(314)	2,277	24,300	26,577	9,420	—	2005
Peninsular Place	183	478	2,306	16,559	1,368	2,306	17,927	20,233	7,082	—	2005
University Centre	234	840	—	77,378	910	—	78,288	78,288	28,980	—	2007
The Summit & Jacob Heights	258	930	2,318	36,464	2,383	2,318	38,847	41,165	13,835	—	2004
GrandMarc Seven Corners	186	440	4,491	28,807	2,055	4,491	30,862	35,353	10,848	—	2000
Aztec Corner	180	606	17,460	32,209	6,347	17,460	38,556	56,016	13,119	—	2001
The Tower at Third	188	375	1,145	19,128	13,131	1,267	32,137	33,404	13,310	—	1973
Willowtree Apartments and Tower	473	851	9,807	21,880	4,634	9,806	26,515	36,321	10,487	—	1970
University Pointe	204	682	989	27,576	3,934	989	31,510	32,499	12,292	—	2004
University Trails	240	684	1,183	25,173	3,704	1,183	28,877	30,060	11,113	—	2003
Campus Trails	156	480	1,358	11,291	7,901	1,225	19,325	20,550	6,617	—	1991
University Crossings (ACE)	260	1,016	—	50,668	41,541	—	92,209	92,209	38,019	—	2003
Vista del Sol (ACE)	613	1,866	—	135,939	7,912	—	143,851	143,851	53,098	—	2008
Villas at Chestnut Ridge	196	554	2,756	33,510	1,538	2,756	35,048	37,804	12,308	—	2008
Barrett Honors College (ACE)	604	1,721	—	131,302	23,777	—	155,079	155,079	55,886	—	2009
Sanctuary Lofts	201	485	2,960	18,180	4,440	2,959	22,621	25,580	8,406	—	2006

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures, and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development (1)	Land	Buildings and Improvements and Furniture, Fixtures, and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built (4)
The Edge - Charlotte	180	720	$3,076	$23,395	$9,335	$3,076	$32,730	$35,806	$13,508	$—	1999
University Walk	120	480	2,016	14,599	2,960	2,016	17,559	19,575	6,102	—	2002
Uptown	180	528	3,031	21,685	5,245	3,031	26,930	29,961	8,971	—	2004
2nd Avenue Centre	274	868	4,434	27,236	5,089	4,434	32,325	36,759	10,781	—	2008
Villas at Babcock	204	792	4,642	30,901	1,135	4,642	32,036	36,678	13,020	—	2011
Lobo Village (ACE)	216	864	—	42,490	3,080	—	45,570	45,570	14,121	—	2011
Villas on Sycamore	170	682	3,000	24,640	1,439	3,000	26,079	29,079	10,942	—	2011
26 West	367	1,026	21,396	63,994	9,378	21,396	73,372	94,768	23,205	66,938	2008
Avalon Heights	210	754	4,968	24,345	16,120	4,968	40,465	45,433	14,547	—	2002
University Commons	164	480	12,559	19,010	3,767	12,559	22,777	35,336	7,369	—	2003
Casas del Rio (ACE)	283	1,028	—	40,639	3,819	—	44,458	44,458	19,397	—	2012
The Suites (ACE)	439	878	—	45,296	1,530	—	46,826	46,826	16,143	—	2013
Hilltop Townhomes (ACE)	144	576	—	31,507	1,126	—	32,633	32,633	12,271	—	2012
U Club on Frey	216	866	8,703	36,873	3,643	8,703	40,516	49,219	13,605	—	2013
Campus Edge on UTA Boulevard	128	488	2,661	21,233	2,210	2,663	23,441	26,104	8,794	—	2012
U Club Townhomes on Marion Pugh	160	640	6,722	26,546	2,430	6,722	28,976	35,698	11,416	—	2012
Villas on Rensch	153	610	10,231	33,852	1,841	10,231	35,693	45,924	12,791	—	2012
The Village at Overton Park	163	612	5,262	29,374	1,824	5,262	31,198	36,460	12,103	—	2012
Casa de Oro (ACE)	109	365	—	12,362	545	—	12,907	12,907	5,176	—	2012
The Villas at Vista del Sol (ACE)	104	400	—	20,421	738	—	21,159	21,159	8,603	—	2012
The Block	669	1,555	22,270	141,430	19,972	22,572	161,100	183,672	43,193	94,117	2008
University Pointe at College Station (ACE)	282	978	—	84,657	2,943	—	87,600	87,600	34,329	—	2012
309 Green	110	416	5,351	49,987	4,912	5,351	54,899	60,250	15,352	—	2008
The Retreat	187	780	5,265	46,236	4,610	5,265	50,846	56,111	14,862	—	2012
Lofts54	43	172	430	14,741	4,862	430	19,603	20,033	5,762	—	2008
Campustown Rentals	264	746	2,382	40,190	7,263	2,382	47,453	49,835	14,975	—	1982
Chauncey Square	158	386	2,522	40,013	3,046	2,522	43,059	45,581	11,969	—	2011
Texan & Vintage	124	311	5,937	11,906	16,475	5,962	28,356	34,318	7,858	18,796	2008
The Castilian	371	623	3,663	59,772	38,013	3,663	97,785	101,448	32,437	46,052	1967
Bishops Square	134	315	1,206	17,878	3,163	1,206	21,041	22,247	6,770	—	2002
Union	54	120	169	6,348	1,257	169	7,605	7,774	2,439	—	2006
922 Place	132	468	3,363	34,947	4,193	3,363	39,140	42,503	12,156	—	2009
Campustown	452	1,216	1,818	77,894	16,509	1,818	94,403	96,221	26,035	—	1997
River Mill	243	461	1,741	22,806	6,160	1,741	28,966	30,707	9,093	—	1972
The Province	219	696	2,226	48,567	3,714	2,226	52,281	54,507	14,857	—	2011
RAMZ Apartments on Broad	88	172	785	12,303	988	785	13,291	14,076	3,803	—	2004
The Lofts at Capital Garage	36	144	313	3,581	1,089	313	4,670	4,983	1,544	—	2000

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures, and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development (1)	Land	Buildings and Improvements and Furniture, Fixtures, and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built (4)
25Twenty	249	562	$2,226	$33,429	$3,928	$2,226	$37,357	$39,583	$11,201	$—	2011
The Province	366	858	4,392	63,068	3,309	4,392	66,377	70,769	19,694	—	2009
The Province	336	816	3,798	70,955	4,161	3,798	75,116	78,914	22,473	—	2010
5 Twenty Four and 5 Twenty Five Angliana	376	1,060	—	60,448	8,293	5,214	63,527	68,741	18,982	—	2010
The Province	287	947	—	52,943	6,458	—	59,401	59,401	17,630	—	2009
U Pointe Kennesaw	216	797	1,482	61,654	8,441	1,482	70,095	71,577	21,513	—	2012
The Cottages of Durham	141	619	3,955	41,421	3,169	3,955	44,590	48,545	15,913	—	2012
University Edge	201	608	4,500	26,385	2,276	4,500	28,661	33,161	7,995	—	2012
The Lodges of East Lansing	364	1,049	6,472	89,231	4,882	6,472	94,113	100,585	26,458	—	2012
7th Street Station	82	309	9,792	16,472	801	9,792	17,273	27,065	5,190	—	2012
The Callaway House - Austin	219	753	—	61,550	2,258	—	63,808	63,808	20,705	80,726	2013
Manzanita Hall (ACE)	241	816	—	48,781	1,773	—	50,554	50,554	17,974	—	2013
University View (ACE)	96	336	—	14,683	472	—	15,155	15,155	5,164	—	2013
U Club Townhomes at Overton Park	112	448	7,775	21,483	1,168	7,775	22,651	30,426	7,891	—	2013
601 Copeland	81	283	1,457	26,699	853	1,457	27,552	29,009	8,170	—	2013
The Townhomes at Newtown Crossing	152	608	7,745	32,074	929	7,745	33,003	40,748	9,934	—	2013
Chestnut Square (ACE)	220	861	—	98,369	3,471	—	101,840	101,840	32,039	—	2013
Park Point	300	924	7,827	73,495	5,770	7,827	79,265	87,092	23,680	70,000	2008
U Centre at Fry Street	194	614	2,902	47,700	3,427	2,902	51,127	54,029	13,510	—	2012
Cardinal Towne	255	545	6,547	53,809	4,577	6,547	58,386	64,933	15,464	—	2010
Merwick Stanworth (ACE)	325	595	—	79,598	(539)	—	79,059	79,059	15,965	—	2014
Plaza on University	364	1,313	23,987	85,584	6,038	23,987	91,622	115,609	26,651	—	2014
U Centre at Northgate (ACE)	196	784	—	35,663	810	—	36,473	36,473	10,988	—	2014
University Walk	177	526	4,341	29,073	4,165	4,341	33,238	37,579	7,370	—	2014
U Club on Woodward	236	944	16,350	46,982	1,416	16,349	48,399	64,748	14,790	—	2014
Park Point	66	226	—	25,725	4,012	—	29,737	29,737	6,878	—	2010
1200 West Marshall	136	406	4,397	33,908	2,372	4,397	36,280	40,677	8,775	—	2013
8 1/2 Canal Street	160	540	2,797	45,394	2,659	2,797	48,053	50,850	10,658	—	2011
Vistas San Marcos	255	600	586	45,761	7,923	586	53,684	54,270	15,939	—	2013
Crest at Pearl	141	343	4,395	36,268	2,149	4,491	38,321	42,812	8,986	23,372	2014
U Club Binghamton	326	1,272	15,858	92,372	3,824	15,858	96,196	112,054	17,732	—	2005
160 Ross	182	642	2,962	38,478	1,428	2,962	39,906	42,868	10,361	—	2015
The Summit at University City (ACE)	351	1,315	—	154,770	2,964	—	157,734	157,734	32,762	—	2015
2125 Franklin	192	734	8,299	55,716	970	8,299	56,686	64,985	12,890	—	2015
University Crossings	187	546	645	36,838	7,873	645	44,711	45,356	8,222	—	2014
U Club on 28th	100	398	9,725	45,788	648	9,725	46,436	56,161	8,838	—	2016
Currie Hall (ACE)	178	456	—	49,987	583	—	50,570	50,570	10,199	—	2016

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures, and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development (1)	Land	Buildings and Improvements and Furniture, Fixtures, and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built (4)
University Pointe (ACE)	134	531	$—	$44,035	$453	$—	$44,488	$44,488	$8,605	$—	2016
Fairview House (ACE)	107	633	—	38,144	347	—	38,491	38,491	8,843	—	2016
U Club Sunnyside	134	534	7,423	41,582	752	7,423	42,334	49,757	8,243	—	2016
Stadium Centre	636	1,723	27,808	158,189	10,431	27,808	168,620	196,428	29,311	60,824	2016
U Point	54	163	1,425	17,325	2,578	1,425	19,903	21,328	3,829	—	2016
The Arlie	169	598	1,350	43,352	2,360	1,350	45,712	47,062	8,924	—	2016
TWELVE at U District	283	384	13,013	98,115	4,046	13,013	102,161	115,174	13,380	—	2014
The 515	183	513	1,611	68,953	2,667	1,611	71,620	73,231	9,165	—	2015
State	220	665	3,448	66,774	3,015	3,448	69,789	73,237	10,550	—	2013
Tooker House (ACE)	429	1,594	—	103,897	172	—	104,069	104,069	17,508	—	2017
SkyView (ACE)	163	626	—	57,578	439	—	58,017	58,017	8,789	—	2017
University Square (ACE)	143	466	—	25,635	141	—	25,776	25,776	4,372	—	2017
U Centre on Turner	182	718	14,000	55,456	303	14,001	55,758	69,759	8,805	—	2017
U Pointe on Speight	180	700	4,705	46,160	627	4,705	46,787	51,492	7,233	—	2017
21Hundred at Overton Park	296	1,204	16,767	64,057	1,169	16,767	65,226	81,993	10,641	—	2017
The Suites at Third	63	251	831	22,384	23	831	22,407	23,238	3,527	—	2017
Callaway House Apartments	386	915	12,651	78,220	892	12,651	79,112	91,763	12,718	—	2017
U Centre on College	127	418	—	41,607	(44)	—	41,563	41,563	6,126	—	2017
The James	366	850	18,871	118,096	2,802	18,871	120,898	139,769	17,677	—	2017
Bridges @ 11th	184	258	—	58,825	1,785	—	60,610	60,610	7,176	—	2015
Hub U District Seattle	111	248	5,700	56,355	1,617	5,700	57,972	63,672	8,379	—	2017
David Blackwell Hall (ACE)	412	780	—	96,891	861	—	97,752	97,752	10,778	—	2018
Gladding Residence Center (ACE)	592	1,524	—	94,368	405	—	94,773	94,773	11,440	—	2018
Irvington House (ACE)	197	648	—	36,187	44	—	36,231	36,231	4,471	—	2018
Greek Leadership Village (ACE)	498	957	—	69,351	305	—	69,656	69,656	8,446	—	2018
NAU Honors College (ACE)	318	636	—	41,222	415	—	41,637	41,637	5,345	—	2018
U Club Townhomes at Oxford	132	528	5,115	39,239	97	5,115	39,336	44,451	4,934	—	2018
Hub Ann Arbor	124	310	7,050	42,865	1,789	7,050	44,654	51,704	5,283	—	2018
The Jack	198	591	5,397	56,626	867	5,397	57,493	62,890	6,817	—	2018
Campus Edge on Pierce	289	598	6,881	55,818	1,579	6,881	57,397	64,278	7,327	—	2018
191 College	127	495	5,434	55,844	—	5,434	55,844	61,278	4,461	—	2019
LightView (ACE)	214	825	—	148,922	1,088	—	150,010	150,010	12,227	—	2019
University of Arizona Honors College (ACE)	319	1,056	—	76,214	405	—	76,619	76,619	6,854	—	2019
959 Franklin	230	443	5,026	62,980	—	5,026	62,980	68,006	4,493	—	2019
Currie Hall Phase II (ACE)	95	272	—	41,812	—	—	41,812	41,812	1,929	—	2020
Manzanita Square (ACE)	169	597	—	127,413	—	—	127,413	127,413	5,653	—	2020
Disney College Program Phases I-V (ACE)	1,323	5,284	—	365,566	—	—	365,566	365,566	12,086	—	2020-21

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures, and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development (1)	Land	Buildings and Improvements and Furniture, Fixtures, and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built (4)
Properties Under Development (6)
Disney College Program Phases VI-X (ACE) (7)	1,291	5,156	$—	$236,237	$—	$—	$236,237	$236,237	$—	$—	2022-23
Undeveloped land parcels (8)	—	—	90,828	1,968	—	90,828	1,968	92,796	1,612	—	N/A
Subtotal	34,423	106,674	$672,730	$7,322,890	$592,587	$678,254	$7,909,953	$8,588,207	$1,911,396	$460,825

On-Campus Participating Properties
University Village & University Village Northwest at Prairie View	648	2,064	$—	$40,734	$11,529	$—	$52,263	$52,263	$43,162	$5,624	1998
University Village at Laredo	84	250	—	5,844	1,597	—	7,441	7,441	6,565	861	1997
University College at Prairie View	756	1,470	—	22,650	8,174	—	30,824	30,824	24,041	8,210	2001
Cullen Oaks	411	879	—	33,910	4,344	—	38,254	38,254	21,851	22,562	2003
College Park	224	567	—	43,634	2,132	—	45,766	45,766	13,370	38,424	2014
Subtotal	2,123	5,230	$—	$146,772	$27,776	$—	$174,548	$174,548	$108,989	$75,681

Total	36,546	111,904	$672,730	$7,469,662	$620,363	$678,254	$8,084,501	$8,762,755	$2,020,385	$536,506
(1)Includes write-offs of fully depreciated assets.
(2)Total aggregate costs for federal income tax purposes is approximately $9.7 billion.
(3)Total encumbrances exclude net unamortized debt premiums and deferred financing costs of approximately $0.4 million and $1.1 million, respectively, as of December 31, 2021.
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
(7)Includes 739 beds delivered as a part of Phase VI for which construction was substantially complete as of December 31, 2021, but were not occupied until January 2022.
(8)Buildings and improvements and furniture, fixtures, and equipment and accumulated depreciation amounts are related to buildings on three land parcels that will be demolished as part of development.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in the Company’s investments in real estate and related accumulated depreciation for each of the years ended December 31, 2021, 2020, and 2019 are as follows:

	For the Year Ended December 31,
	2021		2020		2019
	Owned (1)	On-Campus (2)	Owned (1)	On-Campus (2)	Owned (1)	On-Campus (2)
Investments in Real Estate
Balance, beginning of year	$8,382,396	$171,607	$8,137,504	$169,499	$7,813,959	$162,562
Acquisition of land for development	13,223	—	21,408	—	10,219	—
Improvements and development expenditures	205,718	4,317	355,590	2,108	484,949	2,900
Write-off of fully depreciated or damaged assets	(13,130)	(1,376)	(9,831)	—	(3,831)	(306)
Provision for real estate impairment	—	—	—	—	(3,201)	—
Disposition of real estate	—	—	(122,275)	—	(160,248)	—
Transfer of property from owned to OCPP structure	—	—	—	—	(4,343)	4,343

Balance, end of year	$8,588,207	$174,548	$8,382,396	$171,607	$8,137,504	$169,499

Accumulated Depreciation
Balance, beginning of year	$(1,660,652)	$(102,326)	$(1,442,789)	$(94,311)	$(1,230,562)	$(84,925)
Depreciation for the year	(262,975)	(8,039)	(252,222)	(8,015)	(255,796)	(8,380)
Write-off of fully depreciated or damaged assets	12,231	1,376	9,831	—	3,831	306
Disposition of properties	—	—	24,528	—	38,426	—
Transfer of property from owned to OCPP structure	—	—	—	—	1,312	(1,312)

Balance, end of year	$(1,911,396)	$(108,989)	$(1,660,652)	$(102,326)	$(1,442,789)	$(94,311)
(1)Includes wholly-owned off-campus and on-campus properties, in addition to properties owned through investments in VIEs.
(2)Represents on-campus participating properties.