Form 10-Q
period 2022-03-31
AMERICAN CAMPUS COMMUNITIES INC
filed 2022-05-05
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

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

There were 139,483,032 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on April 29, 2022.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets

Investments in real estate
Owned properties, net	$6,637,363	$6,676,811
On-campus participating properties, net	63,809	65,559
Investments in real estate, net	6,701,172	6,742,370

Cash and cash equivalents	87,656	120,351
Restricted cash	16,988	14,326
Student contracts receivable, net	20,476	14,187
Operating lease right of use assets	455,627	456,239
Other assets	214,329	227,113

Total assets	$7,496,248	$7,574,586

Liabilities and equity

Liabilities
Secured mortgage and bond debt, net	$534,735	$535,836
Unsecured notes, net	2,774,979	2,773,855
Unsecured term loan, net	199,912	199,824
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	57,277	93,067
Operating lease liabilities	498,897	496,821
Other liabilities	152,202	173,898
Total liabilities	4,218,002	4,273,301

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests	31,193	31,858

Equity
American Campus Communities, Inc. and Subsidiaries stockholders’ equity
Common stock, $0.01 par value, 800,000,000 shares authorized, 139,293,193 and 139,064,213 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,393	1,391
Additional paid in capital	4,693,018	4,694,242
Common stock held in rabbi trust, 90,223 and 92,700 shares at March 31, 2022 and December 31, 2021, respectively	(3,887)	(3,943)
Accumulated earnings and dividends	(1,586,700)	(1,559,765)
Accumulated other comprehensive loss	(9,830)	(14,547)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,093,994	3,117,378
Noncontrolling interests – partially owned properties	153,059	152,049
Total equity	3,247,053	3,269,427

Total liabilities and equity	$7,496,248	$7,574,586

Consolidated variable interest entities’ assets and liabilities included in the above balances

Investments in real estate, net	$810,794	$819,795
Cash, cash equivalents, and restricted cash	$50,149	$46,234
Other assets	$22,464	$23,743
Secured mortgage debt, net	$404,128	$404,790
Accounts payable, accrued expenses, and other liabilities	$40,936	$52,407
See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Owned properties	$253,048	$218,444
On-campus participating properties	10,694	8,958
Third-party development services	6,882	1,959
Third-party management services	3,122	3,361
Total revenues	273,746	232,722

Operating expenses
Owned properties	103,608	93,991
On-campus participating properties	4,001	3,290
Third-party development and management services	5,154	5,387
General and administrative	10,298	11,128
Depreciation and amortization	70,552	68,117
Ground/facility leases	6,138	3,208
Other operating expenses	—	1,200
Total operating expenses	199,751	186,321

Operating income	73,995	46,401

Nonoperating income (expenses)
Interest income	560	220
Interest expense	(30,061)	(28,977)
Amortization of deferred financing costs	(1,614)	(1,319)
Other nonoperating income	180	—
Total nonoperating expenses	(30,935)	(30,076)

Income before income taxes	43,060	16,325
Income tax provision	(340)	(340)
Net income	42,720	15,985
Net income attributable to noncontrolling interests	(3,537)	(367)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$39,183	$15,618

Other comprehensive income
Change in fair value of interest rate swaps and other	4,717	2,518
Comprehensive income	$43,900	$18,136

Net income per share attributable to ACC, Inc. and Subsidiaries common stockholders
Basic	$0.28	$0.11
Diluted	$0.27	$0.11

Weighted-average common shares outstanding
Basic	139,237,447	137,711,965
Diluted	140,536,609	139,008,642

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2021	139,064,213	$1,391	$4,694,242	92,700	$(3,943)	$(1,559,765)	$(14,547)	$152,049	$3,269,427
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	577	—	—	—	—	—	577
Amortization of restricted stock awards	—	—	4,294	—	—	—	—	—	4,294
Vesting of restricted stock awards	226,503	2	(6,039)	—	—	—	—	—	(6,037)
Distributions to common and restricted stockholders ($0.47 per common share)	—	—	—	—	—	(66,118)	—	—	(66,118)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(2,381)	(2,381)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	4,717	—	4,717
Withdrawals from deferred compensation plan, net of deposits	2,477	—	(56)	(2,477)	56	—	—	—	—
Net income	—	—	—	—	—	39,183	—	3,391	42,574
Equity, March 31, 2022	139,293,193	$1,393	$4,693,018	90,223	$(3,887)	$(1,586,700)	$(9,830)	$153,059	$3,247,053

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2020	137,540,345	$1,375	$4,472,170	91,746	$(3,951)	$(1,332,689)	$(22,777)	$42,409	$3,156,537
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(354)	—	—	—	—	—	(354)
Amortization of restricted stock awards and vesting of restricted stock units	9,054	—	5,148	—	—	—	—	—	5,148
Vesting of restricted stock awards	224,647	3	(4,472)	—	—	—	—	—	(4,469)
Distributions to common and restricted stockholders ($0.47 per common share)	—	—	—	—	—	(65,421)	—	—	(65,421)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(1,138)	(1,138)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	2,518	—	2,518
Deposits to deferred compensation plan, net of withdrawals	(10,115)	—	375	10,115	(375)	—	—	—	—
Net income	—	—	—	—	—	15,618	—	300	15,918
Equity, March 31, 2021	137,763,931	$1,378	$4,472,867	101,861	$(4,326)	$(1,382,492)	$(20,259)	$41,571	$3,108,739
See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$42,720	$15,985
Adjustments to reconcile net income to net cash provided by operating activities
Gain from insurance settlement	(180)	—
Depreciation and amortization	70,552	68,117
Amortization of deferred financing costs and debt premiums/discounts	1,775	1,107
Share-based compensation	4,294	5,148
Income tax provision	340	340
Amortization of interest rate swap terminations	426	426
Changes in operating assets and liabilities
Student contracts receivable, net	(6,289)	(2,552)
Other assets	12,693	(3,479)
Accounts payable and accrued expenses	(36,130)	(27,178)
Other liabilities	(16,787)	(8,100)
Net cash provided by operating activities	73,414	49,814

Investing activities
Capital expenditures for owned properties	(10,252)	(9,329)
Investments in owned properties under development	(20,664)	(57,565)
Other investing activities	3,359	319
Net cash used in investing activities	(27,557)	(66,575)

Financing activities
Pay-off of mortgage loans	—	(10,295)
Proceeds from revolving credit facility	—	205,300
Paydowns of revolving credit facility	—	(113,900)
Scheduled principal payments on debt	(1,120)	(1,588)
Debt issuance costs	—	(237)
Taxes paid on net-share settlements	(6,037)	(4,469)
Distributions paid to common and restricted stockholders	(66,118)	(65,421)
Distributions paid to noncontrolling interests	(2,615)	(1,372)
Net cash (used in) provided by financing activities	(75,890)	8,018

Net change in cash, cash equivalents, and restricted cash	(30,033)	(8,743)
Cash, cash equivalents, and restricted cash at beginning of period	134,677	73,972
Cash, cash equivalents, and restricted cash at end of period	$104,644	$65,229

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$87,656	$41,111
Restricted cash	16,988	24,118
Total cash, cash equivalents, and restricted cash at end of period	$104,644	$65,229

Supplemental disclosure of non-cash investing and financing activities
Accrued development costs and capital expenditures	$12,287	$18,131
Change in fair value of redeemable noncontrolling interest	$577	$(354)

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$37,179	$38,437
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

As previously announced, on April 18, 2022, the Company and the Operating Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with Abacus Parent LLC (“Parent”), Abacus Merger Sub I LLC (“Merger Sub I”), and Abacus Merger Sub II LLC (“Merger Sub II”). Parent, Merger Sub I, and Merger Sub II are affiliates of Blackstone Core+ perpetual capital vehicles, primarily comprised of Blackstone Real Estate Income Trust, Inc. and Blackstone Property Partners. Pursuant to the Merger Agreement, Merger Sub II will merge with and into the Operating Partnership (the “Partnership Merger”), with the Operating Partnership being the surviving entity, and immediately following the consummation of the Partnership Merger, the Company shall merge with and into Merger Sub I (the “Company Merger”), with Merger Sub I being the surviving entity. Pursuant to the Merger Agreement, the outstanding shares of common stock of the Company will be acquired for $65.47 per share (the “Merger Consideration”) in an all-cash transaction. During the term of the Merger Agreement, the Company may not pay dividends except as necessary to preserve its tax status as a REIT, and any such dividends would result in an offsetting decrease to the Merger Consideration.

The Company Merger, Partnership Merger, and the other transactions contemplated by the Merger Agreement (the “Merger Transactions”) are subject to customary closing conditions, including approval by the Company’s common stockholders. The Merger Transactions are expected to close during the third quarter of 2022. The Company can provide no assurances regarding whether the Merger Transactions will close as expected during the third quarter of 2022 or at all. The Board of Directors of the Company has unanimously approved the Merger Agreement, and has recommended approval of the merger, and the other transactions contemplated by the Merger Agreement, by the Company’s stockholders.

As of March 31, 2022, the Company’s property portfolio contained 166 properties with approximately 111,900 beds.  The Company’s property portfolio consisted of 126 owned off-campus student housing properties that are in close proximity to colleges and universities, 34 American Campus Equity (“ACE®”) properties operated under ground/facility leases, and six on-campus participating properties (“OCPPs”) operated under ground/facility leases with the related university systems.  Of the 166 properties, four of 10 phases at one property were under development as of March 31, 2022, and when completed will consist of a total of approximately 3,700 beds.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of March 31, 2022, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 36 properties that represented approximately 28,400 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one year to five years.  As of March 31, 2022, the Company’s total owned and third-party managed portfolio included 202 properties with approximately 140,300 beds.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In March 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In May 2021, the Company elected to apply the contract modification expedient to contracts affected by reference rate reform. This expedient allows the Company to treat contract modifications related to reference rate reform as a modification without additional analysis, as long as there are no changes to contractual cash flows as a result of the modification. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In addition, the Company does not expect the following accounting pronouncements to have a material effect on its consolidated financial statements:

Accounting Standards Update	Effective Date
ASU 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”	January 1, 2023

Recently Adopted Accounting Pronouncements

On January 1, 2022, the Company adopted the following accounting pronouncements which did not have a material effect on the Company’s consolidated financial statements:

•ASU 2020-06 “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity"
•ASU 2021-05 “Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments”

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Interim Financial Statements

The accompanying interim financial statements are unaudited but have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements of the Company for the interim period have been included.  Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Prior Year Reclassifications

Certain prior period amounts were reclassified to conform to current presentation, which include:

•Litigation settlement expenses previously reported in the general and administrative expenses line item on the statements of comprehensive income were reclassified for all applicable periods to the other operating expenses line item in the accompanying consolidated statements of comprehensive income.

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

In the accompanying consolidated statements of comprehensive income, rent expense for ACE properties and OCPPs is included in ground/facility leases expense, and rent expense for owned off-campus properties is included in owned properties operating expenses. During the three months ended March 31, 2022 and 2021, the Company received rent concessions in the form of ground rent abatements at one ACE property related to the initial suspension of the Disney College Internship Program due to the effects of the novel coronavirus disease pandemic (“COVID-19”). The abatements allow for variable ground rent payments in lieu of fixed ground rent payments until the occupancy for the project, which is currently being developed, is stabilized. These concessions are recorded as a reduction to ground/facility leases expense, in accordance with the FASB Staff Question & Answer “Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic,” issued in 2020 and are presented in the following table:

	Three Months Ended March 31,
	2022	2021
Ground rent abatements	$2,717	$1,131

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

	Three Months Ended March 31,
	2022	2021
Student lease income	$248,118	$213,854
Commercial lease income	$3,265	$2,945

Consolidated VIEs

The Company has investments in various entities that qualify as VIEs for accounting purposes and for which the Company is the primary beneficiary and therefore includes the entities in its consolidated financial statements.  These VIEs include ACCOP, seven joint ventures that own a total of 13 operating properties and two land parcels, and six properties owned under the on-campus participating property (“OCPP”) structure.  The VIE assets and liabilities consolidated within the Company's assets and liabilities are disclosed at the bottom of the accompanying consolidated balance sheets.

Impairment of Long-Lived Assets

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. In the case of any impairment, the valuation would be based on Level 3 inputs. There were no impairments of the carrying values of the Company's investments in real estate as of March 31, 2022.

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

The following potentially dilutive securities were outstanding for the three months ended March 31, 2022 and 2021, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2022	2021
Common OP Units (Note 7)	468,475	468,475
Preferred OP Units (Note 7)	35,242	35,242
Total potentially dilutive securities	503,717	503,717

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
Numerator – basic and diluted earnings per share
Net income	$42,720	$15,985
Net income attributable to noncontrolling interests	(3,537)	(367)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	39,183	15,618
Amount allocated to participating securities	(714)	(734)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$38,469	$14,884

Denominator
Basic weighted average common shares outstanding	139,237,447	137,711,965
Unvested restricted stock awards (Note 8)	1,299,162	1,296,677
Diluted weighted average common shares outstanding	140,536,609	139,008,642

Earnings per share
Net income attributable to common stockholders - basic	$0.28	$0.11
Net income attributable to common stockholders - diluted	$0.27	$0.11

4. Investments in Real Estate

Owned Properties

Owned properties, both wholly-owned and those owned through investments in VIEs, consisted of the following:

	March 31, 2022	December 31, 2021
Land	$678,254	$678,254
Buildings and improvements	7,295,097	7,241,918
Furniture, fixtures, and equipment	431,163	425,469
Construction in progress	211,558	242,566
	8,616,072	8,588,207
Less accumulated depreciation	(1,978,709)	(1,911,396)
Owned properties, net	$6,637,363	$6,676,811

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred financing costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $1.6 million and $2.5 million was capitalized during the three months ended March 31, 2022 and 2021, respectively.

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

OCPPs consisted of the following:

	March 31, 2022	December 31, 2021
Buildings and improvements	$160,476	$160,275
Furniture, fixtures, and equipment	14,315	14,213
Construction in progress	—	60
	174,791	174,548
Less accumulated depreciation	(110,982)	(108,989)
On-campus participating properties, net	$63,809	$65,559

5. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	March 31, 2022	December 31, 2021
Debt secured by owned properties
Mortgage loans payable
Unpaid principal balance	$460,404	$460,825
Unamortized deferred financing costs	(562)	(596)
Unamortized debt premiums	490	540
Unamortized debt discounts	(91)	(103)
	460,241	460,666
Debt secured by OCPPs
Mortgage loans payable (1)	60,288	60,986
Bonds payable (1)	14,695	14,695
Unamortized deferred financing costs	(489)	(511)
	74,494	75,170
Total secured mortgage and bond debt, net	534,735	535,836
Unsecured notes, net of unamortized OID and deferred financing costs (2)	2,774,979	2,773,855
Unsecured term loan, net of unamortized deferred financing costs (3)	199,912	199,824
Unsecured revolving credit facility	—	—
Total debt, net	$3,509,626	$3,509,515
(1)The creditors of mortgage loans payable and bonds payable related to OCPPs do not have recourse to the assets of the Company.
(2)Includes net unamortized original issue discount (“OID”) of $5.1 million and $5.3 million at March 31, 2022 and December 31, 2021, respectively, and net unamortized deferred financing costs of $19.9 million and $20.8 million at March 31, 2022 and December 31, 2021, respectively.
(3)Includes net unamortized deferred financing costs of $0.1 million and $0.2 million at March 31, 2022 and December 31, 2021, respectively.

We are subject to various restrictions under the Merger Agreement on issuing and assuming additional debt and utilizing our revolving credit facility.

Mortgage Loans Payable

In March 2021, the Company paid off approximately $10.3 million of fixed rate mortgage debt secured by one owned property.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In February 2021, the Company refinanced $24.0 million of OCPP mortgage debt that was scheduled to mature in 2021, which extended the maturity to February 2028. Additionally, in February 2021, the Company entered into two interest rate swap agreements to convert the refinanced mortgage loan to a fixed rate of 2.8%. Refer to Note 9 for information related to derivatives.

Unsecured Notes

The following senior unsecured notes issued by the Operating Partnership were outstanding as of March 31, 2022:

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

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of March 31, 2022, the Company was in compliance with all such covenants.

Unsecured Revolving Credit Facility

The Company is party to an unsecured revolving credit facility (“Credit Facility”) that has capacity of $1.0 billion and contains an accordion feature that allows the Company to expand the Credit Facility by up to an additional $500 million, subject to the satisfaction of certain conditions. Additionally, a component of the interest rate is based on the achievement of specified environmental, social, and governance (“ESG”) targets which include the achievement of diversity rates among the Company’s independent board members and employees and completion of certifications or renovations that meet certain sustainability standards. The Credit Facility matures in May 2025, and can be extended through two six-month extension options, subject to the satisfaction of certain conditions.

The Credit Facility bears interest at a variable rate, at the Company’s option, based upon a base rate of one-, three-, or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group, subject to adjustment based upon the achievement of ESG targets described above. Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $1.0 billion Credit Facility.  As of March 31, 2022, the Credit Facility had a zero balance and availability under the Credit Facility totaled $1.0 billion.

The terms of the Credit Facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation, and amortization) to fixed charges.  The financial covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of March 31, 2022, the Company was in compliance with all such covenants.

Unsecured Term Loan

The Company’s Term Loan totals $200 million and matures in June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. The Company is also currently party to two interest rate swap contracts to hedge the variable rate cash flows associated with the

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

LIBOR-based interest payments on the Term Loan. The weighted average annual rate on the Term Loan was 2.54% (1.44% + 1.10% spread) at March 31, 2022. The terms of the Term Loan include certain restrictions and covenants consistent with those of the unsecured revolving credit facility discussed above. As of March 31, 2022, the Company was in compliance with all such covenants.

In 2021, the Company modified the Term Loan to include LIBOR transition language and to conform the covenants and various administrative items from the agreement to those in the Company’s Credit Facility which was also amended in 2021.

6. Stockholders’ Equity

The Company has an at-the-market share offering program (the “ATM Equity Program”) through which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $500 million.  The shares that may be sold under this program include shares of common stock of the Company with an aggregate offering price of approximately $500.0 million that were not sold under the Company's previous ATM equity program that expired in 2021. There was no activity under the Company’s ATM Equity Program during the three months ended March 31, 2022 and 2021. As of March 31, 2022, the Company had approximately $440.3 million available for issuance under its ATM Equity Program. Pursuant to the Merger Agreement, the Company is restricted from issuing common stock under the ATM Equity Program.

The Company has a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) for the benefit of certain employees and members of the Company’s Board of Directors in which vested share awards (see Note 8), salary, and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the three months ended March 31, 2022, 7,311 and 9,788 shares of vested stock were deposited into and withdrawn from the Deferred Compensation Plan, respectively. As of March 31, 2022, 90,223 shares of ACC’s common stock were held in the Deferred Compensation Plan.

Pursuant to the Merger Agreement, shares held in the Deferred Compensation Plan will, as of immediately before the effective time of the Merger Transactions, become vested and no longer subject to restriction, and all shares will, at the merger effective time, be adjusted and converted into a right of the holder to have allocated to the holder’s account under the Deferred Compensation Plan an amount denominated in cash equal to the product of (1) the number of shares of common stock allocated to such account as of the merger effective time and (2) the Merger Consideration, and will no longer represent a right to receive a number of shares of common stock or cash equal to or based on the value of a number of shares of common stock.

7. Noncontrolling Interests

Noncontrolling interests - partially owned properties: As of March 31, 2022, the Company consolidates six joint ventures that own and operate 13 owned off-campus properties and one land parcel. The portion of net assets attributable to the third-party partners in these arrangements is classified as “noncontrolling interests - partially owned properties” within equity on the accompanying consolidated balance sheets.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Below is a table summarizing the activity of redeemable noncontrolling interests for the three months ended March 31, 2022 and 2021:

Balance, December 31, 2021	$31,858
Net income	146
Distributions	(234)
Adjustments to reflect redeemable noncontrolling interests at fair value	(577)
Balance, March 31, 2022	$31,193

Balance, December 31, 2020	$24,567
Net income	67
Distributions	(234)
Adjustments to reflect redeemable noncontrolling interests at fair value	354
Balance, March 31, 2021	$24,754

Pursuant to the Merger Agreement, at the effective time of the Partnership Merger, each Common OP Unit and each Preferred OP Unit, or fraction thereof, issued and outstanding as of immediately prior to such time (other than common partnership units held by the Company or any wholly owned subsidiary of the Company) will be automatically cancelled and converted into the right to receive an amount in cash equal to the Merger Consideration, without interest and less any applicable withholding taxes.

8. Incentive Award Plan

The Company has an Incentive Award Plan (the “Plan”) that provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The types of awards that may be granted under the Plan include incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), profits interest units (“PIUs”), and other stock-based awards.  The Company has reserved a total 3.5 million shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan. Pursuant to the Merger Agreement, the Company is restricted from issuing RSAs, RSUs, and PIUs, subject to certain conditions.

Restricted Stock Awards

A summary of RSAs as of March 31, 2022 and activity during the three months then ended is presented below:

Number of RSAs
Nonvested balance as of December 31, 2021	1,111,098
Granted	433,128
Vested (1)	(338,737)
Forfeited	(12,952)
Nonvested balance as of March 31, 2022	1,192,537
(1) Includes 112,234 shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods. Amortization expense for the three months ended March 31, 2022 and 2021 was approximately $4.3 million and $4.7 million, respectively.

Pursuant to the Merger Agreement, immediately prior to the effective time of the Merger Consideration, each outstanding unvested RSA, other than each outstanding equity-based award credited to a participant’s stock account under the Deferred Compensation Plan, and each outstanding unvested equity-based award with respect to which a valid deferral election under the Deferred Compensation Plan has been made, will automatically become fully vested and all restrictions and reacquisition rights thereon will lapse, and thereafter all shares of common stock represented thereby will be considered outstanding for all purposes under the Merger Agreement and will have the right to receive the Merger Consideration, less any applicable withholding taxes.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. These agreements contain provisions such that if the Company defaults on any of its indebtedness, regardless of whether the repayment of the indebtedness has been accelerated by the lender or not, then the Company could also be declared in default on its derivative obligations. As of March 31, 2022, the Company was not in default on any of its indebtedness or derivative instruments. Pursuant to the Merger Agreement, the Company is restricted from entering into new or amended indebtedness or derivative instruments.

The following table summarizes the Company’s outstanding interest rate swap contracts as of March 31, 2022, all of which have been designated as cash flow hedges and qualify for hedge accounting:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Park Point mortgage loan	Feb 1, 2019	Jan 16, 2024	2.7475%	LIBOR - 1 month	$69,926	$(551)
College Park mortgage loan	Oct 16, 2019	Oct 16, 2022	1.2570%	LIBOR - 1 month	37,500	(1)
Unsecured term loan	Nov 4, 2019	Jun 27, 2022	1.4685%	LIBOR - 1 month	100,000	(170)
Unsecured term loan	Dec 2, 2019	Jun 27, 2022	1.4203%	LIBOR - 1 month	100,000	(158)
Cullen Oaks mortgage loan	Feb 16, 2021	Feb 15, 2028	0.7850%	LIBOR - 1 month	11,024	729
Cullen Oaks mortgage loan	Feb 16, 2021	Feb 15, 2028	0.7850%	LIBOR - 1 month	11,138	737
				Total	$329,588	$586

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value as of		Balance Sheet Location	Fair Value as of
Description		3/31/2022	12/31/2021		3/31/2022	12/31/2021

Interest rate swap contracts	Other assets	$1,466	$464	Other liabilities	$880	$4,169

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of comprehensive income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Description	2022	2021
Change in fair value of derivatives and other recognized in other comprehensive income ("OCI")	$3,054	$786
Swap interest accruals reclassified to interest expense	1,237	1,306
Amortization of interest rate swap terminations (1)	426	426
Total change in OCI due to derivative financial instruments	$4,717	$2,518

Interest expense presented in the consolidated statements of comprehensive income in which the effects of cash flow hedges are recorded	$30,061	$28,977
(1)Represents amortization from OCI into interest expense.

As of March 31, 2022, the Company estimates that $2.5 million will be reclassified from OCI to interest expense over the next twelve months.

10.  Fair Value Disclosures

There have been no significant changes in the Company’s policies and valuation techniques utilized to determine fair value from what was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.

Financial Instruments Carried at Fair Value

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. There were no Level 1 measurements for the periods presented, and the Company had no transfers between Levels 1, 2, or 3 during the periods presented.

	Fair Value Measurements as of
	March 31, 2022				December 31, 2021
	Level 2		Level 3	Total	Level 2		Level 3	Total
Assets
Derivative financial instruments	$1,466	(1)	$—	$1,466	$464	(1)	$—	$464
Liabilities
Derivative financial instruments	$880	(1)	$—	$880	$4,169	(1)	$—	$4,169
Mezzanine
Redeemable noncontrolling interests	$28,193	(2)	$3,000	$31,193	$28,858	(2)	$3,000	$31,858
(1)Valued using discounted cash flow analyses with observable market-based inputs of interest rate curves and option volatility, as well as credit valuation adjustments to reflect nonperformance risk.
(2)Represents the OP Unit component of redeemable noncontrolling interests which is reported at the greater of the fair value of the Company’s common stock or historical cost at the balance sheet date. Represents a quoted price for a similar asset in an active market. Refer to Note 7.

Financial Instruments Not Carried at Fair Value

As of March 31, 2022 and December 31, 2021, the carrying values for the following instruments represent fair values due to the short maturity of the instruments: Cash and cash equivalents, Restricted cash, Student contracts receivable, certain items in Other assets (including receivables, deposits, and prepaid expenses), Accounts payable, Accrued expenses, and Other liabilities.

As of March 31, 2022 and December 31, 2021, the carrying value for the Company’s one variable rate mortgage loan payable represented fair value due the variable interest rate feature of the instrument.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below contains the estimated fair value and related carrying amounts for the Company’s other financial instruments as of March 31, 2022 and December 31, 2021. There were no Level 1 or Level 3 measurements for the periods presented.

	March 31, 2022			December 31, 2021
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
		Level 2			Level 2
Liabilities (1)
Unsecured notes	$2,774,979	$2,728,846	(2)	$2,773,855	$2,917,121	(2)
Mortgage loans payable (fixed rate) (3)	$519,502	$511,325	(4)	$520,316	$535,401	(4)
Bonds payable	$14,607	$15,126	(5)	$14,597	$15,703	(5)
Unsecured term loan (fixed rate)	$199,912	$200,357	(6)	$199,824	$201,042	(6)
(1)Carrying amounts disclosed include any applicable net unamortized OID, net unamortized deferred financing costs, and net unamortized debt premiums and discounts (see Note 5).
(2)Valued using interest rate and spread assumptions that reflect current creditworthiness and market conditions available for the issuance of unsecured notes with similar terms and remaining maturities.
(3)Does not include one variable rate mortgage loan with a principal balance of $0.6 million and $0.9 million as of March 31, 2022 and December 31, 2021, respectively.
(4)Valued using the present value of the cash flows at current market interest rates through maturity that primarily fall within the Level 2 category.
(5)Valued using quoted prices in markets that are not active due to the unique characteristics of these financial instruments.
(6)The Company is party to two interest rate swap contracts to hedge the variable rate cash flows associated with the LIBOR-based interest payments on the Term Loan (see Note 5). Valued using the present value of the cash flows at interpolated 1-month LIBOR swap rates through maturity that primarily fall within the Level 2 category.

11. Commitments and Contingencies

Commitments

Construction Contracts: As of March 31, 2022, the Company estimates additional costs to complete one owned development project under construction to be approximately $27.2 million.

Charitable Donation: In connection with the ACC / HS Joint Venture Transaction in December 2021, the Company committed to donate $5.0 million to Arizona State University for scholarships, programs that support student success, and sustainability. As of March 31, 2022, $2.5 million of the commitment had been paid. The remaining $2.5 million will be recorded upon the closing of the second phase of the transaction which is expected to close in late 2022 or early 2023.

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

Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In order to mitigate risk due to change orders, all final development budgets also include a contingency line item. In addition, the GMP is in certain cases secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees was approximately $24.4 million as of March 31, 2022. As of March 31, 2022, management does not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As a part of the development agreement with Walt Disney World® Resort, the Company has guaranteed the completion of construction of a $614.6 million project to be delivered in phases from 2020 to 2023. As of March 31, 2022, the Company has completed construction on six full phases and one partial phase of the 10-phase project within the targeted delivery timeline. In addition, the Company is subject to a development guarantee in the event that the substantial completion of a project phase is delayed beyond its respective targeted delivery date, except in circumstances resulting in unavoidable delays. The agreement dictates that the Company shall pay damages of $20 per bed for each day of delay for any Disney College Internship Program participant who was either scheduled to live in the delayed phase as well as any participant who was not able to participate in the program due to the lack of available housing and would have otherwise been housed in the delayed phase. Under the agreement, the maximum exposure related to the Disney project assuming all remaining beds are not delivered on their respective delivery date is approximately $0.1 million per day. The Company anticipates completing all remaining phases within the targeted delivery timeline.

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

Pre-development expenditures: The Company incurs pre-development expenditures such as architectural fees, permits, and deposits associated with the pursuit of third-party and owned development projects.  The Company bears the risk of loss of these pre-development expenditures if financing cannot be arranged or the Company is unable to obtain the required permits and authorizations for the project.  As such, management periodically evaluates the status of third-party and owned projects that have not yet commenced construction and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues. As of March 31, 2022, the Company has deferred approximately $24.6 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are net of any contractual arrangements through which the Company could be reimbursed by another party. Such costs are included in other assets on the accompanying consolidated balance sheets.

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

	Three Months Ended March 31,
	2022	2021
Owned Properties
Rental revenues and other income	$253,048	$218,444
Interest income	403	127
Total revenues from external customers	253,451	218,571
Operating expenses before depreciation, amortization, and ground/facility lease expense	(103,608)	(93,991)
Ground/facility lease expense	(5,705)	(3,069)
Interest expense, net (1)	(3,112)	(2,960)
Operating income before depreciation and amortization	$141,026	$118,551
Depreciation and amortization	$(67,875)	$(65,326)
Capital expenditures	$30,916	$66,894

On-Campus Participating Properties
Rental revenues and other income	$10,694	$8,958
Interest income	—	5
Total revenues from external customers	10,694	8,963
Operating expenses before depreciation, amortization, and ground/facility lease expense	(4,001)	(3,290)
Ground/facility lease expense	(433)	(139)
Interest expense, net (1)	(777)	(918)
Operating income before depreciation and amortization	$5,483	$4,616
Depreciation and amortization	$(1,993)	$(2,042)
Capital expenditures	$243	$206

Development Services
Development and construction management fees	$6,882	$1,959
Operating expenses	(2,477)	(2,235)
Operating income (loss) before depreciation and amortization	$4,405	$(276)

Property Management Services
Property management fees from external customers	$3,122	$3,361
Operating expenses	(2,677)	(3,152)
Operating income before depreciation and amortization	$445	$209

Reconciliations
Total segment revenues and other income	$274,149	$232,854
Unallocated interest income earned on investments and corporate cash	157	88
Total consolidated revenues, including interest income	$274,306	$232,942

Segment income before depreciation and amortization	$151,359	$123,100
Segment depreciation and amortization	(69,868)	(67,368)
Corporate depreciation	(684)	(749)
Net unallocated expenses relating to corporate interest and overhead	(36,313)	(36,139)
Other operating and nonoperating income (expense)	180	(1,200)
Amortization of deferred financing costs	(1,614)	(1,319)
Income tax provision	(340)	(340)
Net income	$42,720	$15,985

(1)Net of capitalized interest and amortization of debt premiums and discounts.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13. Subsequent Events

As discussed in Note 1, on April 18, 2022, the Company and the Operating Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with Abacus Parent LLC (“Parent”), Abacus Merger Sub I LLC (“Merger Sub I”), and Abacus Merger Sub II LLC (“Merger Sub II”). Parent, Merger Sub I, and Merger Sub II are affiliates of Blackstone Core+ perpetual capital vehicles, primarily comprised of Blackstone Real Estate Income Trust, Inc. and Blackstone Property Partners. Pursuant to the Merger Agreement the outstanding shares of common stock of the Company will be acquired for Merger Consideration of $65.47 per share in an all-cash transaction. During the term of the Merger Agreement, the Company may not pay dividends except as necessary to preserve its tax status as a REIT, and any such dividends would result in an offsetting decrease to the Merger Consideration.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry; risks associated with changes in University admission or housing policies; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, volatility in capital and credit markets, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our Company’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and possible adverse changes in tax and environmental laws; risks related to the novel coronavirus disease (“COVID-19”) pandemic, risks associated with the Merger, including our ability to consummate the Merger Transactions on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary stockholder approvals and satisfaction of other closing conditions to consummate the Merger Transactions and the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, and the other factors discussed in the “Risk Factors” contained in Item 1A of our Form 10-K for the year ended December 31, 2021 and Item 1A of this Quarterly Report and subsequent reports we file with the SEC.

As previously announced, on April 18, 2022, the Company and the Operating Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with Abacus Parent LLC (“Parent”), Abacus Merger Sub I LLC (“Merger Sub I”), and Abacus Merger Sub II LLC (“Merger Sub II”). Parent, Merger Sub I, and Merger Sub II are affiliates of Blackstone Core+ perpetual capital vehicles, primarily comprised of Blackstone Real Estate Income Trust, Inc. and Blackstone Property Partners. Pursuant to the Merger Agreement Merger Sub II will merge with and into the Operating Partnership (the “Partnership Merger”), with the Operating Partnership being the surviving entity, and immediately following the consummation of the Partnership Merger, the Company shall merge with and into Merger Sub I (the “Company Merger”), with Merger Sub I being the surviving entity. Pursuant to the Merger Agreement the outstanding shares of common stock of the Company will be acquired for $65.47 per share (the “Merger Consideration”) in an all-cash transaction. During the term of the Merger Agreement, the Company may not pay dividends except as necessary to preserve its tax status as a REIT, and any such dividends would result in an offsetting decrease to the Merger Consideration.

The Company Merger, Partnership Merger, and the other transactions contemplated by the Merger Agreement (the “Merger Transactions”) are subject to customary closing conditions, including approval by the Company’s common stockholders. The Merger Transactions are expected to close during the third quarter of 2022. The Company can provide no assurances regarding whether the Merger Transactions will close as expected during the third quarter of 2021 or at all. The Board of Directors of the Company has unanimously approved the Merger Agreement, and has recommended approval of the merger, and the other transactions contemplated by the Merger Agreement, by the Company’s stockholders.

Our Company and Our Business

Overview

We are one of the largest owners, managers, and developers of high quality student housing properties in the United States.  We are a fully integrated, self-managed, and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing, and management of student housing properties.  Refer to Note 12 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1 for information about our operating segments.

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

Property Portfolio

Below is a summary of our property portfolio as of March 31, 2022:

Property portfolio:	Properties	Beds
Owned operating properties
Off-campus properties	126	70,234
On-campus ACE (1) (2)	33	32,759
Subtotal – operating properties	159	102,993

Owned properties under development
On-campus ACE (3)	1	3,681
Subtotal – properties under development	1	3,681

Total owned properties	160	106,674

On-campus participating properties	6	5,230

Total owned property portfolio	166	111,904

Managed properties	36	28,443
Total property portfolio	202	140,347

(1)Includes two properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.
(2)Includes 33 properties operated under ground/facility leases with 16 university systems and completed phases of the Walt Disney World® Resort project, which consists of ten phases, of which six full phases and one partial phase were delivered as of March 31, 2022, with the remainder anticipated to be delivered in 2022 and 2023.
(3)The Walt Disney World® Resort project consists of one property with multiple phases delivered through 2023; as such, only the beds for remaining phases to be completed are included in the beds for owned properties under development.  Beds for any completed phases of this project are included in owned operating properties beds.

Leasing Results

Our financial results for the year ended December 31, 2022 are impacted by the results of our annual leasing process for the 2021/2022 and 2022/2023 academic years. As of September 30, 2021, the beginning of the 2021/2022 academic year, occupancy at our 2022 same store properties was 95.8% with a rental rate increase of 3.8% compared to the prior academic year.

Owned Development

The Company is in the process of constructing a ten-phase housing project under our ACE® structure with scheduled phase deliveries from 2020 to 2023 for Walt Disney World® Resort that will serve student interns participating in the highly competitive Disney College Program (“Disney College Program” or “DCP”). As of March 31, 2022, the Company has completed construction on six full phases and one partial phase of the project within the targeted delivery timeline, and the remaining phases are anticipated to be delivered in 2022 and 2023. In May 2021, Walt Disney World® Resort announced that it was recommencing the DCP in the summer of 2021 after temporarily suspending the program in 2020 due to the COVID-19 pandemic. As of March 31, 2022, occupancy at the completed phases of the project was approximately 89.7%.

Recently Completed Owned Development Project

During the three months ended March 31, 2022, the phases of the Disney College Program project summarized in the table below opened for occupancy:

University/Market Served	Project	Location	Beds	Total Project Cost	Opened for Occupancy

Walt Disney World® Resort	Disney College Program Phase VI (1)	Orlando, FL	739	$49,800	January 2022
	Disney College Program Phase VII A	Orlando, FL	736	40,700	March 2022
			1,475	$90,500

Owned Development Project Under Construction

At March 31, 2022, we were in process of constructing the remaining phases of the Disney College Program project as summarized in the table below:

University/Market Served	Project	Location	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Occupancy

Walt Disney World® Resort	Disney College Program Phases VII B-VIII	Orlando, FL	1,472	$82,100	$77,783	May & Aug 2022
	Disney College Program Phases IX-X	Orlando, FL	2,209	122,700	99,779	Jan & May 2023
			3,681	$204,800	$177,562

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations, and others.

As of March 31, 2022, we were under contract on six third-party development projects that are currently under construction and whose fees total $27.7 million.  As of March 31, 2022, fees of approximately $12.8 million remained to be earned by the Company with respect to these projects, which have scheduled completion dates through 2024.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates disclosed in the Company’s Form 10-K for the year ended December 31, 2021. Refer to Note 2 in the accompanying Notes to Consolidated Financial statements contained in Item 1 for information regarding recently adopted accounting standards.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

The following table presents our results of operations for the three months ended March 31, 2022 and 2021, including the amount and percentage change in these results between the two periods.

	Three Months Ended March 31,
	2022	2021	Change ($)	Change (%)
Revenues
Owned properties	$253,048	$218,444	$34,604	15.8%
On-campus participating properties	10,694	8,958	1,736	19.4%
Third-party development services	6,882	1,959	4,923	251.3%
Third-party management services	3,122	3,361	(239)	(7.1)%
Total revenues	273,746	232,722	41,024	17.6%

Operating expenses (income)
Owned properties	103,608	93,991	9,617	10.2%
On-campus participating properties	4,001	3,290	711	21.6%
Third-party development and management services	5,154	5,387	(233)	(4.3)%
General and administrative	10,298	11,128	(830)	(7.5)%
Depreciation and amortization	70,552	68,117	2,435	3.6%
Ground/facility leases	6,138	3,208	2,930	91.3%
Other operating expenses	—	1,200	(1,200)	(100.0)%
Total operating expenses	199,751	186,321	13,430	7.2%

Operating income	73,995	46,401	27,594	59.5%

Nonoperating income (expenses)
Interest income	560	220	340	154.5%
Interest expense	(30,061)	(28,977)	(1,084)	3.7%
Amortization of deferred financing costs	(1,614)	(1,319)	(295)	22.4%
Other nonoperating income	180	—	180	100.0%
Total nonoperating expenses	(30,935)	(30,076)	(859)	2.9%

Income before income taxes	43,060	16,325	26,735	163.8%
Income tax provision	(340)	(340)	—	—%
Net income	42,720	15,985	26,735	167.3%

Net income attributable to noncontrolling interests	(3,537)	(367)	(3,170)	863.8%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$39,183	$15,618	$23,565	150.9%

Same Store and New Property Operations

We define our same store property portfolio as owned properties that are owned and operating for both of the full years ended December 31, 2022 and December 31, 2021, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale as of March 31, 2022. It also includes the full operating results of properties owned through joint ventures in which the Company has a controlling financial interest and which are consolidated for financial reporting purposes.

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

A reconciliation of our same store, new property, and other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties (1)		Other (2)		Total - All Properties
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Number of properties (3)	159	159	—	—	—	—	159	159
Number of beds (3)	96,234	96,234	6,759	2,611	—	—	102,993	98,845

Revenues	$239,639	$217,789	$13,409	$655	$—	$—	$253,048	$218,444
Operating expenses	$96,369	$92,403	$7,148	$1,517	$91	$71	$103,608	$93,991
(1)Property count does not include the Walt Disney World® Resort project which is counted as one property under development and consists of ten phases, of which six full phases and one partial phase have been completed, with the remaining phases anticipated to be delivered in 2022 and 2023. Bed count includes the beds for the completed phases of this project.
(2)Includes professional fees related to the operation of consolidated joint ventures that are included in owned properties operating expenses in the consolidated statements of comprehensive income.
(3)Does not include properties that are under construction or undergoing redevelopment.

Same Store Properties: The increase in same store revenue was primarily due to an increase in average occupancy from 89.9% for the three months ended March 31, 2021, to 95.6% for the three months ended March 31, 2022 coupled with an increase in average rental rates due to improved leasing results for the 2021/2022 academic year compared to the prior academic year, and an increase in other income. The increase in operating expenses for our same store properties during the three months ended March 31, 2022 was driven by the normalization of operations, as the prior year financial results were impacted by COVID-19, and other inflationary factors.

New Property Operations: Our new properties for the three months ended March 31, 2021 include six full phases and one partial phase at our Disney College Program project which have opened for occupancy. These phases are summarized in the table below:

Property	Location	University / Market Served	Beds	Opened for Occupancy

Disney College Program Phase I (ACE)	Orlando, FL	Walt Disney World® Resort	778	May 2020
Disney College Program Phase II (ACE)	Orlando, FL	Walt Disney World® Resort	849	August 2020
Disney College Program Phase III (ACE)	Orlando, FL	Walt Disney World® Resort	984	January 2021
Disney College Program Phase IV (ACE)	Orlando, FL	Walt Disney World® Resort	1,521	May 2021
Disney College Program Phase V (ACE)	Orlando, FL	Walt Disney World® Resort	1,152	July 2021
Disney College Program Phase VI (ACE)	Orlando, FL	Walt Disney World® Resort	739	January 2022
Disney College Program Phase VII A (ACE)	Orlando, FL	Walt Disney World® Resort	736	March 2022
		Total - New Properties	6,759

On-Campus Participating Properties (“OCPP”) Operations

As of March 31, 2022, we had six OCPPs containing 5,230 beds. Revenues from our OCPPs increased by $1.7 million, from $9.0 million for the three months ended March 31, 2021, to $10.7 million for the three months ended March 31, 2022. The increase was primarily due to an increase in average occupancy from 81.3% for the three months ended March 31, 2021 to 90.6% for the three months ended March 31, 2022.

Operating expenses at our OCPPs increased by $0.7 million, from $3.3 million for the three months ended March 31, 2021, to $4.0 million for the three months ended March 31, 2022. The increase in OCPP expenses was primarily due to increased maintenance costs at our OCPPs.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $4.9 million, from $2.0 million during the three months ended March 31, 2021, to $6.9 million for the three months ended March 31, 2022.  The increase was primarily due to the commencement of construction of the Family and Graduate Housing project at Massachusetts Institute of Technology which contributed $4.8 million of revenue during the three months ended March 31, 2022, as compared to the commencement of construction of a second phase project at Concordia University during the prior year period which contributed $0.8 million of revenue during the three months ended March 31, 2021 and a $1.3 million increase in continued development services revenues for projects that commenced construction in 2019, 2020, and 2021. These increases were offset by a $0.4 million decrease in incentive fees earned during the comparable periods related to cost savings from completed development projects.

General and Administrative

General and administrative expenses decreased by approximately $0.8 million, from $11.1 million during the three months ended March 31, 2021, to $10.3 million for the three months ended March 31, 2022. The decrease was primarily due to a decrease in consulting, legal, and other costs related to stockholder engagement activities, a decrease in board compensation expense due to Board refreshment activities in January 2021, and a decrease in restricted stock award amortization expense due to the acceleration of amortization related to the retirement of the Company's President in August 2021. Excluding these items, general and administrative expenses increased by approximately $0.8 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to additional expenses incurred in connection with enhancements to our operating systems platform and other general inflationary factors.

Depreciation and Amortization

Depreciation and amortization increased by approximately $2.5 million, from $68.1 million during the three months ended March 31, 2021, to $70.6 million for the three months ended March 31, 2022.  The increase was primarily due to a $2.1 million increase in depreciation expense related to the completion of construction and opening of phases IV- VIIA of the Disney College Program during 2021 and 2022.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $2.9 million, from $3.2 million during the three months ended March 31, 2021, to $6.1 million for the three months ended March 31, 2022. The increase was primarily due to the additional expense incurred at our Disney College Program Project as a result of the reinstatement of the Disney College Program in May 2021 and the continued delivery of phases of the project during 2021 and 2022.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 2021, represent $1.2 million of expenses incurred in relation to a litigation settlement.

Interest Expense

Interest expense increased by approximately $1.1 million, from $29.0 million during the three months ended March 31, 2021, to $30.1 million for the three months ended March 31, 2022. The increase was primarily due to $2.3 million of additional interest incurred related to our offering of unsecured notes in October 2021 and a $0.9 million decrease in capitalized interest due to the delivery of phases IV - VIIA of the Disney College Program. These items were offset by a $1.2 million decrease in interest expense on our revolving credit facility, as there was no outstanding balance during the three months ended March 31, 2022, and a $0.8 million decrease due to the pay-off of mortgage debt in 2021.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents consolidated joint venture partners’ share of net income and net income allocable to OP unitholders. Net income attributable to noncontrolling interests increased by $3.1 million, from $0.4 million for the three months ended March 31, 2021, to $3.5 million for the three months ended March 31, 2022. The increase is primarily due to the closing of an additional joint venture transaction on December 31, 2021 as well as improved operating performance at the properties in previously existing joint ventures.

Liquidity and Capital Resources

The Merger Agreement contains provisions which restrict or prohibit certain capital expenditures without the consent of the Parent as well as certain capital transactions typically used to fund our short and long-term liquidity requirements. Until the Merger Transactions close, or the Merger Agreement is terminated, our liquidity requirements will primarily be funded by our cash flow from operations and certain other capital activities allowed under the Merger Agreement. In particular, we are subject to various restrictions under the Merger Agreement on raising additional capital, assuming additional debt, issuing additional equity or debt, repurchasing equity, paying dividends, utilizing our revolving credit facility, and entering into certain acquisition and disposition transactions, among other restrictions.

Cash Balances and Cash Flows

Our cash, cash equivalents, and restricted cash balances as of March 31, 2022 and the change in the balances from December 31, 2021 are summarized in the table below.

	March 31, 2022	December 31, 2021	Change ($)
Cash and cash equivalents	$87,656	$120,351	$(32,695)
Restricted cash	16,988	14,326	2,662
Total	$104,644	$134,677	$(30,033)

The following table summarizes our cash flows due to operating, investing, and financing activities for the three months ended March 31, 2022 and 2021, including a discussion of the changes.

	Three Months Ended March 31,
	2022	2021	Change ($)
Net cash provided by operating activities	$73,414	$49,814	$23,600
Net cash used in investing activities	(27,557)	(66,575)	39,018
Net cash (used in) provided by financing activities	(75,890)	8,018	(83,908)
Net change in cash, cash equivalents, and restricted cash	$(30,033)	$(8,743)	$(21,290)

Operating Activities

This increase in cash provided by operating activities was primarily due to the following:

(i)improved operating results at our properties during the three months ended March 31, 2022 due to the continued normalization of operations at our owned properties, a decrease in COVID-19 related concessions, increases in occupancy and rental rates for the 2021/2022 academic year, and the recommencement of the Disney College Program in 2021;
(ii)timing of the collection of receivables related to third-party development projects; and
(iii)increases in payables due to the timing of property tax payments.

These increases were partially offset by the following:

(i)timing of the collection of receivables related to master lease agreements; and
(ii)decreases in accrued expenses and the payment of incentive compensation.

Investing Activities

The decrease in cash used in investing activities was primarily due to a $36.9 million decrease in cash used to fund the construction of our owned development property.

Financing Activities

The increase in cash used in financing activities was primarily due to the following:

(i)a $91.2 million decrease in net borrowings of unsecured debt during the three months ended March 31, 2022 as compared to the prior year period;
(ii)a $1.6 million increase in taxes paid on net-share settlements; and
(iii)a $1.2 million increase in distributions made to noncontrolling partners.

These increases in cash used in financing activities were offset by a $10.3 million decrease in pay-offs of mortgage loans during the three months ended March 31, 2022 as compared to the prior year period.

Liquidity Needs, Sources, and Uses of Capital

As of March 31, 2022, our short-term liquidity needs included, but were not limited to, the following:

(i)estimated development costs over the next 12 months totaling approximately $23.9 million for our owned property currently under construction;
(ii)our $200 million Term Loan which matures in June 2022;
(iii)potential future developments, property, or land acquisitions; and
(iv)recurring capital expenditures.

We expect to meet our short-term liquidity requirements by:

(i)utilizing current cash on hand and net cash provided by operations;
(ii)borrowing under our existing Credit Facility, which had availability of $1.0 billion as of March 31, 2022;
(iii)accessing the unsecured bond market;
(iv)exercising debt extension options to the extent they are available;
(v)issuing securities, including common stock, under our ATM Equity Program discussed more fully in Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, or otherwise; and
(vi)potentially disposing of properties and/or selling ownership interests in existing properties through joint venture arrangements, depending on market conditions.

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

The funding to meet short term liquidity needs may vary if the Merger Transactions close as expected. The Company is subject to various restrictions including equity issuances, other capital markets activities, borrowing on our Credit Facility, and sales of interests in certain projects into unconsolidated entities pursuant to the terms of the Merger Agreement, among other restrictions.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes.  Distributions to common stockholders are at the discretion of the Board of Directors. We may use borrowings under our unsecured revolving credit facility to fund distributions.  The Board of Directors considers a number of factors when determining distribution levels, including market factors and our Company’s performance in addition to REIT requirements. During the term of the Merger Agreement, the Company may not pay dividends except as necessary to preserve its tax status as a REIT, and any such dividends would result in an offsetting decrease to the Merger Consideration.

Indebtedness

The amounts below exclude net unamortized debt premiums and discounts related to mortgage loans assumed in connection with property acquisitions, original issue discounts (“OIDs”), and deferred financing costs (see Note 5 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1). A summary of our consolidated indebtedness as of March 31, 2022 is as follows:

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	$535,387	15.2%	4.1%	6.3 Years
Unsecured	3,000,000	84.8%	3.3%	4.9 Years
Total consolidated debt	$3,535,387	100.0%	3.5%	5.1 Years

Fixed rate debt
Secured
Project-based taxable bonds	$14,695	0.4%	7.5%	2.9 Years
Mortgage	520,066	14.7%	4.0%	6.4 Years
Unsecured
April 2013 Notes	400,000	11.3%	3.8%	1.0 Years
June 2014 Notes	400,000	11.3%	4.1%	2.3 Years
October 2017 Notes	400,000	11.3%	3.6%	5.6 Years
June 2019 Notes	400,000	11.3%	3.3%	4.3 Years
January 2020 Notes	400,000	11.3%	2.9%	7.8 Years
June 2020 Notes	400,000	11.3%	3.9%	8.8 Years
October 2021 Notes	400,000	11.3%	2.3%	6.8 Years
Term loan	200,000	5.7%	2.5%	.2 Years
Total - fixed rate debt	3,534,761	99.9%	3.5%	5.1 Years

Variable rate debt
Secured mortgage	626	0.1%	2.9%	23.3 Years
Unsecured revolving credit facility (2)	—	—%	—%	3.1 Years
Total - variable rate debt	626	0.1%	2.9%	23.3 Years
Total consolidated debt	$3,535,387	100.0%	3.5%	5.1 Years

(1)    Represents stated interest rate and does not include the effect of the amortization of deferred financing costs, debt premiums and discounts, OIDs, and interest rate swap terminations.
(2)    The Company’s Credit Facility had a principal balance of zero as of March 31, 2022. Refer to Note 5 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for further discussion.

Supplemental Guarantor Information

The Company has adopted rules issued by the Securities and Exchange Commission which permit subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for the Operating Partnership as the assets, liabilities, and results of operations of the Company and the Operating Partnership are not materially different than the corresponding amounts presented in the consolidated financial statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.

American Campus Communities Operating Partnership, LP (the “Subsidiary Issuer") has issued the unsecured notes described in the Unsecured Notes section of Note 5 in the accompanying Notes to Consolidated Financial Statements contained in Item 1. The unsecured notes are fully and unconditionally guaranteed by the Company, and the Subsidiary Issuer is 99.6% owned, directly or indirectly, by the Company. The guarantees are direct senior unsecured obligations of the Company and rank equally in right of payment with all other senior unsecured indebtedness of the Company from time to time outstanding. Furthermore, the Company’s guarantees will be effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity the Company accounts for under the equity method of accounting). In addition, under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee, such as the guarantee provided by the Company, could be voided, and payment thereon could be required to be returned to the guarantor or to a fund for the benefit of the creditors of the guarantor, under certain circumstances.

The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of March 31, 2022, the Operating Partnership was in compliance with all such covenants.

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

The following table presents a reconciliation of our net income attributable to common stockholders to FFO and FFOM:

	Three Months Ended March 31,
	2022	2021
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$39,183	$15,618
Noncontrolling interests' share of net income	3,537	367

Joint Venture ("JV") partners' share of FFO
JV partners' share of net income	(3,391)	(300)
JV partners' share of depreciation and amortization	(3,121)	(1,892)
	(6,512)	(2,192)

Total depreciation and amortization	70,552	68,117
Corporate depreciation (1)	(684)	(749)
FFO attributable to common stockholders and OP unitholders	106,076	81,161

Elimination of operations of OCPPs
Net income from OCPPs	(3,901)	(2,954)
Amortization of investment in OCPPs	(1,993)	(2,042)
	100,182	76,165

Modifications to reflect operational performance of OCPPs
Our share of net cash flow (2)	433	139
Management fees and other	569	508
Contribution from OCPPs	1,002	647

Shareholder activism and other proxy advisory costs (3)	202	914
Elimination of litigation settlement expense (4)	—	1,200
Executive retirement charges (5)	—	538

FFOM attributable to common stockholders and OP unitholders	$101,386	$79,464

FFO per share - diluted	$0.75	$0.58
FFOM per share - diluted	$0.72	$0.57
Weighted-average common shares outstanding - diluted	141,040,326	139,512,359
(1)Represents depreciation on corporate assets not added back for purposes of calculating FFO.
(2)50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal), and capital expenditures which is included in ground/facility leases expense in the accompanying consolidated statements of comprehensive income.
(3)Represents consulting, legal, and other related costs incurred in relation to stockholder activism activities in preparation for the Company’s 2021 and 2022 annual stockholders' meetings, which are included in general and administrative expenses in the accompanying consolidated statements of comprehensive income.

(4)Represents expense associated with the settlement of a litigation matter, which is included in other operating expenses in the accompanying consolidated statements of comprehensive income.
(5)Represents accelerated amortization of unvested restricted stock awards due to the retirement of the Company's President in August 2021, which is included in general and administrative expenses in the accompanying consolidated statements of comprehensive income.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk has not changed materially from what was disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to various claims, lawsuits, and legal proceedings that arise in the ordinary course of business.  While it is not possible to ascertain the ultimate outcome of such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on our consolidated financial position or our results of operations.

Refer to the Litigation section of Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for additional discussion.

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to the risk factors that were discussed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Merger Transactions may not be completed on the terms or timeline currently contemplated or at all.

The completion of the Merger Transactions is subject to certain conditions, including (i) approval by our common stockholders; (ii) receipt by Parent and Merger Sub I of an opinion that we have been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended, since the taxable year ended December 31, 2009; and (iii) other closing conditions set forth in the Merger Agreement. While it is currently anticipated that the Merger Transactions will be completed in the third quarter of 2022, there can be no assurance that such conditions will be satisfied in a timely manner or at all, or that an effect, event, development, or change will not transpire that could delay or prevent these conditions from being satisfied.

If the Merger Transactions are completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.

The Merger Agreement provides for the Company’s stockholders of record to receive cash consideration of $65.47 per share, without interest, upon closing of the Merger Transactions. If the Merger Transactions are consummated, stockholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company. In the absence of the Merger Transactions, the Company could have various opportunities to enhance its value, including, but not limited to, entering into a transaction that values the shares of common stock higher than the value provided for in the Merger Agreement. Therefore, if the Merger Transactions are completed, stockholders will forgo future appreciation, if any, in the value of the Company and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the Merger Transactions.

If the Merger Transactions are not consummated by October 18, 2022, or in certain other circumstances, either of us or Parent may terminate the Merger Agreement.

We or Parent may terminate the Merger Agreement if the Merger Transactions have not been consummated by October 18, 2022. We or Parent also may terminate the Merger Agreement (i) by mutual written consent; (ii) if there is a final and non-appealable order permanently restraining, enjoining, or otherwise prohibiting consummation of the Merger Transactions; (iii) if our common stockholders fail to approve the Merger Transactions; (iv) if the other party has breached its representations or covenants in a way that would prevent satisfaction of a closing condition by October 18, 2022; (v) with respect to us, and in accordance with the Merger Agreement, in order to enter into certain superior proposals; or (vi) with respect to Parent, if our Board of Directors has made a change in its recommendation to our stockholders in accordance with the Merger Agreement that they vote in favor of the Merger Transactions.

The Merger Transactions may not be completed, which may adversely affect our business and could negatively affect our stock price.

If the Merger Transactions are not completed for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger Transactions will be completed and the related benefits will be realized. We may also be subject to additional risks if the Merger Transactions are not completed, including:

a.the requirement in the Merger Agreement that, under certain circumstances, we pay Parent a termination fee of $278 million, except that the termination fee will be $139 million if (1) a third party submits a Qualified Proposal (as defined in the Merger Agreement) no later than May 18, 2022 and which the Board determines, no later than May 18, 2022, after consultation with the Company’s outside legal counsel and financial advisor, constitutes or could reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement) and (2) the Company terminates the Merger Agreement in order to enter into a definitive agreement with such third party providing for the implementation of a Superior Proposal no later than May 28, 2022;
b.incurring substantial costs related to the Merger Transactions, such as legal, accounting, financial advisory, and integration costs that have already been incurred or will continue to be incurred until closing;
c.reputational harm including relationships with customers and business partners due to the adverse perception of any failure to successfully complete the Merger Transactions; and
d.potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to the Company, in each case without realizing any of the benefits of having the Merger Transactions completed.

The pendency of the Merger Transactions could adversely affect our business and operations, including with customers, and may result in the departure of key personnel. In connection with the Merger Transactions, some of our university and business partners may delay or defer decisions or may end their relationships with us, which could negatively affect our revenues, earnings, and cash flows, regardless of whether the Merger Transactions are completed. In addition, due to operating restrictions in the Merger Agreement, the Company may be unable, during the pendency of the Merger Transactions to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions, and otherwise pursue other actions, even if such actions would prove beneficial. Similarly, our current and prospective employees may experience uncertainty about their future roles with us following the Merger Transactions, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger Transactions.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict the Company’s ability to solicit or negotiate any alternative acquisition proposal. With respect to any written, bona fide acquisition proposal that the Company receives, Parent generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before the Company’s Board of Directors may withdraw or modify its recommendation to stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Upon termination of the Merger Agreement under circumstances relating to an acquisition proposal, the

Company may be required to pay to Parent a termination fee of $278 million, except that the termination fee will be $139 million if (1) a third party submits a Qualified Proposal (as defined in the Merger Agreement) no later than May 18, 2022 and which the Board determines, no later than May 18, 2022, after consultation with the Company’s outside legal counsel and financial advisor, constitutes or could reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement) and (2) the Company terminates the Merger Agreement in order to enter into a definitive agreement with such third party providing for the implementation of a Superior Proposal no later than May 28, 2022.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the market value proposed to be received or realized in the Merger Transactions, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Restrictions on Dividends

During the term of the Merger Agreement, the Company may not pay dividends except as necessary to preserve its tax status as a REIT, and any such dividends would result in an offsetting decrease to the Merger Consideration.

Unregistered Sales of Equity Securities and Repurchases of Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number		Description of Document

2.1	**	Agreement and Plan of Merger, dated as of April 18, 2022, by and among Abacus Parent LLC, Abacus Merger Sub I LLC, Abacus Merger Sub II LLC, American Campus Communities, Inc. and American Campus Communities Operating Partnership LP* (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of the Company filed on April 19, 2022)

3.1	**	Fourth Amendment to Bylaws of American Campus Communities, Inc.

22.1	*	List of Subsidiary Issuer Guarantees

31.1	*	American Campus Communities, Inc. - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	American Campus Communities, Inc. - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	American Campus Communities, Inc. - Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	American Campus Communities, Inc. - Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*		Filed herewith.

**		Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 5, 2022

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer, and Secretary

By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary